Form 10-Q
period 1995-06-30
HOMELAND BANKSHARES CORP
filed 1995-08-10
CIK 355818

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995



                         Commission file number:  0-14507


                                        HOMELAND
                                BANKSHARES CORPORATION




  Incorporated in Iowa                   I.R.S. Employer Identification
                                                 No. 42-1168487

                  229 EAST PARK AVENUE, WATERLOO, IOWA 50704-5300

                         Telephone number:  (319) 291-5260



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X    No
                                  -----     -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1995:

                  5,738,713 SHARES COMMON STOCK, $12.50 PAR VALUE

  PART I. FINANCIAL INFORMATION
  -----------------------------

  ITEM 1.  FINANCIAL STATEMENTS.
  ------------------------------

  HOMELAND BANKSHARES CORPORATION
  CONSOLIDATED BALANCE SHEETS
  (Unaudited)
                                               JUNE 30,    December 31,
  (Dollars in thousands, except per share data)  1995          1994

  -------------------------------------------------------------------
  ASSETS
  Cash and due from banks                   $   52,747     $   46,692
  Federal funds sold                             6,150         14,700
  Securities
    Available for sale                         173,864        161,096
    Held to maturity (market value $101,427
      in 1995 and $119,190 in 1994)            100,766        121,354
  -------------------------------------------------------------------
  Total securities                             274,630        282,450

  Loans
    Commercial, financial, and agricultural    188,155        175,623
    Commercial real estate                     210,317        207,495
    Consumer real estate                       313,244        286,085
    Consumer                                   127,532        123,593
  -------------------------------------------------------------------
  Total loans                                  839,248        792,796
    Allowance for loan losses                   (8,950)        (9,082)
  -------------------------------------------------------------------
  Net loans                                    830,298        783,714

  Premises and equipment                        24,715         24,676
  Intangible assets                             19,546         20,620
  Other assets                                  17,313         17,781
  -------------------------------------------------------------------
  Total assets                              $1,225,399     $1,190,633
  ===================================================================

  LIABILITIES
  Deposits
    Noninterest bearing demand              $  112,224     $  118,949
    Interest bearing demand                    101,550        110,749
    Money market                               164,574        171,746
    Savings                                     66,391         68,254
    Time                                       488,167        479,662
  -------------------------------------------------------------------
  Total deposits                               932,906        949,360

  Federal funds purchased                       64,175         27,425
  Other short-term borrowings                   54,000         84,320
  Accrued expenses and other liabilities        10,478         12,336
  Long-term borrowings                          42,225          2,450
  -------------------------------------------------------------------
  Total liabilities                          1,103,784      1,075,891
  -------------------------------------------------------------------

  STOCKHOLDERS' EQUITY
  Common stock, $12.50 par value; 25,000,000
    shares authorized; 5,738,713 shares
    issued and outstanding                      71,734         71,734
  Additional paid-in capital                       227            227
  Retained earnings                             49,910         46,068
  Net unrealized loss on securities
     available for sale                           (256)        (3,287)
  -------------------------------------------------------------------
  Total stockholders' equity                   121,615        114,742
  -------------------------------------------------------------------
  Total liabilities and stockholders'
     equity                                 $1,225,399     $1,190,633
  ===================================================================

  See notes to consolidated financial statements


  HOMELAND BANKSHARES CORPORATION
  CONSOLIDATED STATEMENTS OF INCOME
  (Unaudited)

                                      THREE MONTHS ENDED, SIX MONTHS ENDED
                                           JUNE 30,           JUNE 30,
  (Dollars in thousands, except
  per share data)                        1995     1994      1995     1994
  ------------------------------------------------------------------------

  Interest income
     Loans                            $18,403   $11,235   $35,816   $20,251
     Taxable securities                 3,846     3,383     7,755     6,414
     Tax-exempt securities                516       693     1,075     1,405
     Federal funds sold                   137       495       363       940
     Other short-term investments         ---        55       ---       127
  -------------------------------------------------------------------------
  Total interest income                22,902    15,861    45,009    29,137
  -------------------------------------------------------------------------

  Interest expense
     Deposits                           9,025     5,929    17,846    10,664
     Short-term borrowings              1,838       520     3,570       852
     Long-term borrowings                 207        16       251        18
  -------------------------------------------------------------------------
  Total interest expense               11,070     6,465    21,667    11,534
  -------------------------------------------------------------------------

  Net interest income                  11,832     9,396    23,342    17,603
     Provision for loan losses            269       (20)      383         5
  -------------------------------------------------------------------------

  Net interest income after provision
     for loan losses                   11,563     9,416    22,959    17,598
  -------------------------------------------------------------------------
  Noninterest income
     Data processing services             616       634     1,266     1,289
     Trust services                       623       729     1,158     1,448
     Deposit account service charges      771       656     1,475     1,202
     Securities gains                       3       ---        31         1
     Other                                935       546     1,659     1,017
  -------------------------------------------------------------------------

  Total noninterest income              2,948     2,565     5,589     4,957
  -------------------------------------------------------------------------

  Noninterest expenses
     Personnel                          4,868     3,910     9,461     7,240
     Occupancy                            692       600     1,237     1,150
     Equipment                            562       543     1,191     1,100
     Supplies                             248       176       663       381
     Advertising and promotion            392       385       952       696
     Professional fees                    256       198       497       338
     FDIC insurance                       532       460     1,064       856
     Intangible amortization              538       239     1,075       365
     Other real estate owned              (94)       11      (146)     (346)
     Other                              1,247       951     2,454     1,781
  -------------------------------------------------------------------------
  Total noninterest expenses            9,241     7,473    18,448    13,561
  -------------------------------------------------------------------------
  Income before income taxes            5,270     4,508    10,100     8,994
  Income tax expense                    2,036     1,599     3,790     3,095
  -------------------------------------------------------------------------
  NET INCOME                          $ 3,234   $ 2,909   $ 6,310   $ 5,899
  =========================================================================
  NET INCOME PER SHARE                $   .56   $   .51   $  1.10   $  1.03
  =========================================================================
  AVERAGE NUMBER OF SHARES
    OUTSTANDING                     5,739,111 5,742,664 5,738,912 5,722,615
  =========================================================================

  See notes to consolidated financial statements

  HOMELAND BANKSHARES CORPORATION
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Unaudited)
                                                     SIX MONTHS ENDED
                                                         JUNE 30,
  (Dollars in thousands)                              1995      1994
  -------------------------------------------------------------------
  OPERATING ACTIVITIES
  Net income                                     $  6,310    $  5,899
  Adjustments to reconcile net income to net
    cash provided by (used for) operating
    activities
     Amortization and accretion                     1,019       1,474
     Depreciation                                     999         871
     Provision for loan losses                        383           5
     Provision for deferred income taxes              592         214
     Net gain on securities
       Available for sale                             (21)        ---
       Held to maturity                               (10)         (1)
     Net gain on sales of other assets                (78)        (84)
     Increase in other assets                      (2,334)     (2,573)
     Decrease in accrued expenses and other
       liabilities                                 (1,858)     (4,496)
  -------------------------------------------------------------------
  Net cash provided by operating activities         5,002       1,309
  -------------------------------------------------------------------
  INVESTING ACTIVITIES
  Cash and cash equivalents acquired; net of
    payment for purchase of financial institution     ---     (41,932)
  Proceeds from sales of securities
    Available for sale                                135         ---
    Held to maturity                                  ---         ---
  Proceeds from maturities and calls of
    securities
    Available for sale                             24,044      16,183
    Held to maturity                               27,001      25,207
  Purchases of securities
    Available for sale                            (38,769)     (5,032)
    Held to maturity                                 (616)     (5,574)
  Net increase in loans                           (45,582)    (27,753)
  Purchases of premises and equipment              (1,140)       (773)
  Proceeds from sales of other assets                 147         530
  -------------------------------------------------------------------
  Net cash used for investing activities          (34,780)    (39,144)
  -------------------------------------------------------------------
  FINANCING ACTIVITIES
  Net decrease in deposits                        (16,454)    (10,154)
  Net increase in federal funds purchased          36,750       2,625
  Net increase (decrease) in other short-term
    borrowings                                    (30,320)     26,666
  Proceeds from long-term borrowings               40,000       2,450
  Repayments of long-term borrowings                 (225)        ---
  Payments of cash dividends                       (2,468)     (2,398)
  Proceeds from stock options                         ---         975
  -------------------------------------------------------------------
  Net cash provided by financing activities        27,283      20,164
  -------------------------------------------------------------------
  Net change in cash and cash equivalents          (2,495)    (17,671)
  Cash and cash equivalents at beginning of
    period                                         61,392      93,121
  -------------------------------------------------------------------
  Cash and cash equivalents at end of period     $ 58,897    $ 75,450
  ===================================================================
  SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid
    Interest                                     $ 22,050    $ 12,779
    Income taxes                                    3,111       3,245
  Noncash investing and financing activities
    Loans transferred to (from) foreclosed
      property                                        (32)        113
    Sales of foreclosed property financed by
      Homeland                                         56         ---
  Acquisitions accounted for as a purchase
    transaction
    Cash paid (including acquisition costs)           ---      47,881
    Liabilities assumed                               ---     307,613
    Fair value of assets acquired                     ---     355,494
  ===================================================================

  See notes to consolidated financial statements

  HOMELAND BANKSHARES CORPORATION
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  SIX MONTHS ENDED JUNE 30, 1995 AND 1994
  (Unaudited)
                                                                                               NET
                                                                    ADDITIONAL              UNREALIZED
                                                          COMMON      PAID-IN   RETAINED   SECURITIES
    (Dollars in thousands, except per share data)         STOCK       CAPITAL   EARNINGS       LOSS       TOTAL
    -------------------------------------------------------------------------------------------------------------
    Balance at January 1, 1995                           $ 71,734    $    227     $46,068    $ (3,287)  $ 114,742
      Net income                                              ---         ---       6,310         ---       6,310
      Cash dividends - $.43 per share                         ---         ---      (2,468)        ---      (2,468)
      Net unrealized gain on securities
        available for sale                                    ---         ---         ---       3,031       3,031
    -------------------------------------------------------------------------------------------------------------
    BALANCE AT JUNE 30, 1995                             $ 71,734    $    227     $49,910    $   (256)  $ 121,615
    =============================================================================================================

    Balance at January 1, 1994                           $ 70,984    $      2     $38,615    $    ---   $ 109,601
      Net income                                              ---         ---       5,899         ---       5,899
      Cash dividends - $.42 per share                         ---         ---      (2,398)        ---      (2,398)
      Common stock issued under stock option plans            750         225         ---         ---         975
      Net unrealized loss on securities available
        for sale                                              ---         ---         ---      (1,355)     (1,355)
    -------------------------------------------------------------------------------------------------------------
    Balance at June 30, 1994                             $ 71,734    $    227     $42,116    $ (1,355)  $ 112,722
    =============================================================================================================

    See notes to consolidated financial statements


  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Unaudited consolidated financial statements: The accompanying interim consolidated financial statements are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included. Certain balances previously reported have been reclassified to conform with 1995 financial statement presentation. Further information may be obtained by reference to the consolidated financial statements and accompanying footnotes included in the Homeland Bankshares Corporation ("Homeland") 1994
  Annual Report.

     Cash and cash equivalents: Cash equivalents include amounts due from banks and federal funds sold.

     Securities: Securities available for sale are reported at fair value, with the unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Securities available for sale may be sold for management of general liquidity needs, response to market interest rate fluctuations, implementation of asset-liability management strategy, funding increased loan demand, changes in securities prepayment risk, or other similar factors. Realized gains and losses on sales are computed on a specific identification basis and are shown separately as a component of noninterest income. Securities held to maturity are stated at cost, net of premium amortization and discount accretion, and consist of debt securities for which Homeland has the positive intent and the ability to hold to maturity.

     Loans: SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," was adopted January 1, 1995. Under this statement, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as provision for loan losses. Adopting this standard resulted in no increase to either the allowance for loan losses or the provision for loan losses.

     The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as provision for loan losses.

     Intangible assets: Goodwill and core deposit intangibles arise from purchase transactions. Goodwill is amortized on a straight-line basis over a 15 year period. Core deposit intangibles are amortized on a straight-line basis over the estimated lives of deposits which average approximately
  7 years. At June 30, 1995 and 1994, the unamortized balances of goodwill were $13,555,000 and $15,391,000 and core deposit intangibles were $5,991,000 and $4,792,000, respectively.

     Net income per share: Net income per share calculations are based on the weighted average number of common shares outstanding, adjusted for stock splits and common stock equivalents arising from the assumed exercise of outstanding stock options.


  2. ACQUISITION

     On June 1, 1994, Homeland acquired all of the outstanding common stock of MidAmerica Financial Corporation ("MidAmerica"). The acquisition was accounted for as a purchase transaction with the results of MidAmerica's operations subsequent to the acquisition date included in Homeland's consolidated financial statements.

     The following unaudited pro forma financial information contains the results of operations for the six month periods ended June 30, 1995 and 1994 assuming the acquisition of MidAmerica had occurred on January 1, 1994. The pro forma amounts are not necessarily indicative of the financial results that would have actually occurred had the acquisition taken place on January 1, 1994, nor are they necessarily indicative of future consolidated operations of Homeland.

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
  (Dollars in thousands, except per share data)          1995     1994
  ----------------------------------------------------------------------
  Total revenues                                        $50,598  $46,750
  Net interest income                                    23,342   22,510
  Provision for loan losses                                 383      135
  Net income                                              6,310    6,042
  Net income per share                                  $  1.10  $  1.06

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    (Unaudited)

    3.   SECURITIES

         AVAILABLE FOR SALE                                                    GROSS        GROSS
                                                              AMORTIZED      UNREALIZED  UNREALIZED    MARKET
         (Dollars in thousands)                                 COST           GAINS       LOSSES       VALUE
         -------------------------------------------------------------------------------------------------------
         U.S. Treasury                                       $  29,469     $       149   $     (345)  $   29,273
         U.S. Government agencies                               13,659             120          (81)      13,698
         U.S. Government agencies mortgage-backed               75,767             722         (825)      75,664
         Student loan participation certificates                40,862             ---          ---       40,862
         Corporate mortgage-backed                               4,602             ---         (140)       4,462
         Other                                                   9,905             ---          ---        9,905
         -------------------------------------------------------------------------------------------------------

         BALANCE AT JUNE 30, 1995                            $ 174,264     $       991   $   (1,391)  $  173,864
         =======================================================================================================

         U.S. Treasury                                       $  32,512     $         1   $   (1,234)  $   31,279
         U.S. Government agencies                                8,441             ---         (302)       8,139
         U.S. Government agencies mortgage-backed               81,668               2       (3,434)      78,236
         Student loan participation certificates                30,105             ---          ---       30,105
         Corporate mortgage-backed                               4,781             ---         (208)       4,573
         Other                                                   8,764             ---          ---        8,764
         -------------------------------------------------------------------------------------------------------

         Balance at December 31, 1994                        $ 166,271     $         3   $   (5,178)  $  161,096
         =======================================================================================================

         HELD TO MATURITY                                                      GROSS        GROSS
                                                              AMORTIZED      UNREALIZED  UNREALIZED    MARKET
         (Dollars in thousands)                                 COST           GAINS       LOSSES      VALUE
         -------------------------------------------------------------------------------------------------------
         U.S. Treasury                                       $  49,115     $       181   $     (351)  $   48,945
         U.S. Government agencies                               13,701             168          (17)      13,852
         States and political subdivisions                      36,235             955         (277)      36,913
         Corporate                                               1,715               5           (3)       1,717
         -------------------------------------------------------------------------------------------------------

         BALANCE AT JUNE 30, 1995                            $ 100,766     $     1,309   $     (648)  $  101,427
         =======================================================================================================


         U.S. Treasury                                       $  54,216     $       ---   $   (1,740)  $   52,476
         U.S. Government agencies                               22,747              30         (141)      22,636
         States and political subdivisions                      42,436             735       (1,026)      42,145
         Corporate                                               1,955             ---          (22)       1,933
         -------------------------------------------------------------------------------------------------------

         Balance at December 31, 1994                        $ 121,354     $       765   $   (2,929)  $  119,190
         =======================================================================================================


         REALIZED GAINS AND LOSSES                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
         (Dollars in thousands)                               1995             1994       1995          1994
         -------------------------------------------------------------------------------------------------------
         Gross realized gains                                $       3     $         5   $       31   $       6
         Gross realized losses                                     ---              (5)         ---          (5)
        --------------------------------------------------------------------------------------------------------

         Total                                               $       3     $       ---   $       31   $       1
        ========================================================================================================

  Realized gains and losses consisted entirely of net gains related to calls of securities prior to their maturity or sales of securities from the available for sale category.


  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
  (Unaudited)


  4. ALLOWANCE FOR LOAN LOSSES

                                   THREE MONTHS ENDED SIX MONTHS ENDED
                                        JUNE 30,          JUNE 30,
  (Dollars in thousands)                1995    1994     1995    1994
  -------------------------------------------------------------------
  Balance at beginning of period      $8,857  $7,275   $9,082  $7,315
  Allowance of purchased financial
     institution                         ---   1,600      ---   1,600
  Provision for loan losses              269     (20)     383       5
  Loan loss recoveries                    83     953      186   1,096
  Loans charged off                     (259)   (698)    (701)   (906)
  -------------------------------------------------------------------
  Balance at end of period            $8,950  $9,110   $8,950  $9,110
  ===================================================================

  The average investment in impaired loans for the six months ended June 30, 1995 was $2,721,000. No interest income was recognized on impaired loans during this period. Information regarding impaired loans at June 30, 1995 was as follows:


  (Dollars in thousands)
  -------------------------------------------------------------------
  Balance of impaired loans                                    $2,384
  Less portion for which no allowance for loan
     losses was allocated                                        (---)
  -------------------------------------------------------------------

  Portion of impaired loan balance for which an allowance
     for loan losses was allocated                             $2,384
  ===================================================================

  Portion of allowance for loan losses allocated to the
     impaired loan balance                                     $  177
  ===================================================================


  5. SHORT-TERM BORROWINGS

     At June 30, 1995, other short-term borrowings consisted of $45 million of advances from the Federal Home Loan Bank ("FHLB") and $9 million in U.S. Treasury tax depository accounts. The FHLB advances were secured by certain U.S. Government securities, FHLB stock, and a blanket pledge of eligible consumer real estate loans, with a weighted average interest rate of 6.3%.


  6. LONG-TERM BORROWINGS

     Long-term borrowings consisted of $42,225,000 advances from the FHLB to Homeland subsidiaries with an average fixed interest rate of 5.8%. These advances were secured by eligible consumer real estate loans and FHLB stock and were scheduled to mature as follows at June 30, 1995:


  (Dollars in thousands)
  ---------------------------------------------------------------------
  1996                                                          $   225
  1997                                                           40,225
  1998                                                              225
  1999                                                              225
  2000                                                              225
  Thereafter                                                      1,100
  ---------------------------------------------------------------------

  Balance at end of period                                      $42,225
  =====================================================================


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    HOMELAND BANKSHARES CORPORATION
    FINANCIAL HIGHLIGHTS
                                                              THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
    (Dollars in thousands, except per share data)            1995        1994      % Change      1995        1994   % Change
    ------------------------------------------------------------------------------------------------------------------------
    OPERATING RESULTS
         Net interest income                               $11,832      $9,396       25.9%     $23,342     $17,603     32.6%
         Provision for loan losses                             269        (20)         NM          383           5       NM
         Noninterest income                                  2,948       2,565       14.9        5,589       4,957     12.7
         Noninterest expenses                                9,241       7,473       23.7       18,448      13,561     36.0
         Income tax expense                                  2,036       1,599       27.3        3,790       3,095     22.5
         Net income                                          3,234       2,909       11.2        6,310       5,899      7.0

    PER SHARE DATA
         Net income                                           $.56        $.51        9.8%       $1.10       $1.03      6.8%
         Cash dividends                                        .22         .21        4.8          .43         .42      2.4
         Book value                                          21.19       19.64        7.9        21.19       19.64      7.9
         Market price                                        24.00       25.00       -4.0        24.00       25.00     -4.0

    END OF PERIOD BALANCES
         Loans                                            $839,248    $723,563       16.0%    $839,248    $723,563     16.0%
         Deposits                                          932,906     976,962       -4.5      932,906     976,962     -4.5
         Stockholders' equity                              121,615     112,722        7.9      121,615     112,722      7.9
         Total assets                                    1,225,399   1,193,141        2.7    1,225,399   1,193,141      2.7
         Nonperforming assets                                6,297       7,718      -18.4        6,297       7,718    -18.4

    AVERAGE BALANCES
         Loans                                            $821,557    $553,281       48.5%    $808,953    $508,394     59.1%
         Deposits                                          942,811     810,481       16.3      947,926     761,762     24.4
         Stockholders' equity                              119,498     112,035        6.7      117,660     111,644      5.4
         Total assets                                    1,208,088     983,637       22.8    1,203,875     930,129     29.4
         Total earning assets                            1,111,223     897,893       23.8    1,104,641     851,025     29.8

    FINANCIAL RATIOS
         Return on average total assets                       1.07%       1.19%                   1.06%       1.28%
         Return on average stockholders' equity              10.86       10.41                   10.81       10.66
         Net interest margin                                  4.36        4.34                    4.36        4.32
         Efficiency ratio                                    62.13       60.77                   63.20       59.93
         Stockholders' equity to total assets                 9.92        9.45                    9.92        9.45
         Leverage capital ratio                               8.60        9.75                    8.60        9.75

    Note:  The comparability of this financial information is significantly affected by the acquisition of MidAmerica Financial Corporation on June 1, 1994 which was accounted for as a purchase transaction.

  EARNINGS ANALYSIS

  PERFORMANCE SUMMARY

     Homeland Bankshares Corporation's net earnings for the first six months of 1995 were up 7.0% to $6,310,000, compared to $5,899,000 for the same period in 1994. Per share earnings were $1.10 and $1.03 for the first halves of 1995 and 1994, respectively. Net interest income was $5.7 million higher for the first six months of 1995 than the same period in 1994, but higher noninterest expenses and loan loss provision modified the overall increase in consolidated net earnings. Second quarter earnings were $3,234,000 and $2,909,000, with earnings per share of $.56 and $.51 for the three-month periods ended June 30, 1995 and 1994, respectively. Comparisons of 1995 results of operations with 1994 are significantly affected by the acquisition of MidAmerica Financial Corporation ("MidAmerica") on June 1, 1994 as presented in the following table:

    CONDENSED STATEMENTS OF INCOME
                                        THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                        ---------------------------                 -------------------------
                                    REPORTED      EXCLUDING MIDAMERICA        REPORTED     EXCLUDING MIDAMERICA
                                    --------      --------------------        --------     --------------------
    (Dollars in thousands)            1995          1995          1994          1995         1995          1994
    -------------------------------------------------------------------------------------------------------------
    Net interest income            $ 11,832      $  8,951      $  8,626     $  23,342     $  17,516     $  16,833
    Provision for loan losses           269           209          (25)           383           218           ---
    Noninterest income                2,948         2,139         2,360         5,589         4,152         4,752
    Noninterest expenses              9,241         6,215         6,536        18,448        12,586        12,624
    Income tax expense                2,036         1,638         1,549         3,790         2,989         3,045
    -------------------------------------------------------------------------------------------------------------

    Net income                     $  3,234      $  3,028      $  2,926     $   6,310     $   5,875     $   5,916
    =============================================================================================================

    Net income per share           $    .56      $    .52      $    .51     $    1.10     $    1.02     $    1.03
    =============================================================================================================

     The return on average assets and return on average equity for the six months ended June 30, 1995 were 1.06% and 10.81%, respectively. Prior year returns for the same periods were 1.28% and 10.66%, respectively. For the second quarter of 1995, the return on average assets was 1.07% with a return on average equity of 10.86%. As management expected, the return on assets has decreased over the last year as a result of the MidAmerica acquisition. The return on equity showed a 15 basis point improvement for the six-month periods ended June 30, 1995 and 1994.

     SFAS No. 122 "Accounting for Mortgage Servicing Rights" was issued in May 1995 with an effective date for fiscal years beginning after December 15, 1995. This statement amends SFAS No. 65 by establishing a new standard for capitalizing mortgage servicing rights. Under SFAS No. 122, the accounting principles for mortgage servicing rights are the same for mortgages originated by the servicer as for those acquired through purchase transactions. Accordingly, under the new standard, a bank would record an asset for mortgage servicing rights when it sold mortgages and retained the servicing. Management believes that the effect of the statement on Homeland's financial statements will not be material.


  NET INTEREST INCOME

     A $254 million increase in average earning assets and a 4 basis point increase in net interest margin combined to generate a $5,739,000 increase in net interest income during the first six months of 1995, compared to the same period in 1994. Net interest income for the 1995 second quarter was $2,436,000 higher than 1994, with a $213 million increase in average earning assets. The increase in average earning assets was generated by substantial loan growth during the last year, both from internal loan volume increases and from the acquisition of MidAmerica during the second quarter of 1994.


  NET INTEREST SPREAD AND MARGIN

                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                JUNE 30,               JUNE 30,
  (Taxable-equivalent basis)  1995   1994            1995   1994
  ----------------------------------------------------------------

  Yield on earning assets     8.36%  7.23%           8.31%  7.05%
  Rate on interest bearing
     liabilities              4.62   3.46            4.56   3.32
  ----------------------------------------------------------------

  NET INTEREST SPREAD         3.74   3.77            3.75   3.73
  Noninterest bearing funds
     contribution              .62    .57             .61    .59
  ----------------------------------------------------------------

  NET INTEREST MARGIN         4.36%  4.34%           4.36%  4.32%
  ================================================================


     Net interest spread improved by 2 basis points for the first half of 1995, compared to the first half of 1994, while net interest margin increased by 4 basis points. Increased loan volume contributed to an increase in the earning asset yield; however, an increased cost of funds narrowed the overall benefit. The higher cost of funds in 1995 was a result of higher market interest rates and a change in the composition of deposits as the relatively more expensive time deposits grew while money market type deposit balances declined. The net interest margin for the second quarter of 1995 remained unchanged from the previous quarter at 4.36% and increased 2 basis points from the 1994 second quarter.


  NONINTEREST INCOME

     Noninterest income was up by $632,000 or 12.7% for the first six months of 1995 compared to the same period of 1994. Student loan origination fee income generated by the Homeland Student Loan Company totalled $508,000 during the first half of 1995, compared to only $34,000 during the same period in 1994. Trust services income during the first six months of 1995 was $290,000 lower than that reported in 1994; however, second quarter 1995 trust fee income of $623,000 was $88,000 or 16.4% higher than first quarter 1995 trust fee income.


  NONINTEREST EXPENSES

     Noninterest expenses increased by $4,887,000 for the first six months of 1995 compared to the same six months of 1994; however, excluding MidAmerica, they declined by $38,000. Similarly, for the comparisons of the second quarters of 1995 and 1994, noninterest expenses increased by $1,768,000 and, excluding MidAmerica, decreased by $321,000.

     Expenses associated with the corporate name change recognized during the first six months of 1995 totaled approximately $460,000. In addition, supplies costs have also been higher than normal as depleted supplies inventories were replenished with items displaying the new name and logo. Amortization of intangible assets increased by $710,000 for the first half of 1995 from the first half of 1994.

     Homeland's efficiency ratio was 62.1% for the second quarter of 1995, improving for the third consecutive quarter as operational efficiencies continue to be realized following the MidAmerica acquisition. The efficiency ratio for the first six months of 1995 was 63.2%. The efficiency ratio represents adjusted operating expenses as a percentage of fully-taxable equivalent net interest income and adjusted noninterest income.


  CREDIT RISK MANAGEMENT

  NONPERFORMING ASSETS AND RESTRUCTURED LOANS
                                             JUNE 30,    December 31,  June 30,
  (Dollars in thousands)                        1995         1994        1994
  -----------------------------------------------------------------------------
  Loans past due 90 days or more             $2,284(1)<F1> $1,622      $1,456
  Nonaccrual loans                            3,425         5,443       5,868
  Foreclosed property                           588           356         394
  -----------------------------------------------------------------------------

  Total nonperforming assets                 $6,297        $7,421      $7,718
  =============================================================================

  Total nonperforming assets as a percentage
  of total loans and foreclosed property        .75%         .94%       1.06%
  =============================================================================

  Restructured loans                           $346          $296        $458
  =============================================================================
  [FN]
  <F1>
  (1) Included in loans past due 90 days or more were $1,684,000 of government sponsored student loans, for which there is minimal risk of loss.

     Complementing Homeland's loan volume growth has been a steady decline in the amount of nonperforming assets. Nonperforming assets were $6.3 million at June 30, 1995, an 18.4% decline from one year ago. Accordingly, nonperforming assets as a percentage of total loans and foreclosed property declined to .75% at June 30, 1995, compared to 1.06% a year earlier.

     Subsequent to June 30, 1995, the company's largest problem loan was satisfied through a negotiated sale of Homeland's rights. This settlement further reduced Homeland's nonperforming assets by approximately $1 million in the third quarter of 1995.


  ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is a valuation reserve for estimated losses inherent in the loan portfolio. Actual credit losses, net of recoveries, are deducted from the allowance for loan losses when they occur. Factors considered in the evaluation of the allowance level include estimated future losses from loan agreements and obligations, deterioration in credit concentrations or pledged collateral, and historical loss experience, as well as trends in portfolio volume, composition, delinquencies, and nonaccruals. Management assesses the adequacy of the allowance for loan losses of each subsidiary bank every quarter.

     SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" was adopted January 1, 1995. Under this standard, loans considered to be impaired were reduced to the present value of expected future cash flows or to the fair value of collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require increase, such increase was reported as provision for loan losses. Adopting this standard resulted in no increase to either the allowance for loan losses or the provision for loan losses.

     The balance in the reserve for loan losses was $9.0 million at June 30, 1995, representing 1.07% of total loans and 142% of nonperforming assets. At December 31, 1994, the reserve for loan losses represented 1.15% of total loans and 122% of nonperforming assets.

     Net loan charge offs totaled $515,000 during the first six months of 1995. This compares to net recoveries of $190,000 for the same period in 1994. The provision for loan losses was $383,000 compared to $5,000 for the first halves of 1995 and 1994, respectively. Net loan charge offs and provision for the 1995 second quarter were $176,000 and $269,000, respectively.

  CAPITAL RESOURCES

     Homeland's stockholders' equity totaled $121.6 million at June 30, 1995, a 7.9% increase from June 30, 1994. Out of net income of $6.3 million during the first six months of 1995, Homeland retained $3.8 million after paying dividends to stockholders of $2.5 million. The net unrealized loss on securities available for sale, net of deferral income taxes, was $256,000 at June 30, 1995, compared to a $3.3 million net unrealized loss at year-end 1994. Declining market interest rates during 1995 were responsible for the securities market value improvement.

     The stockholders' equity-to-asset ratio was 9.92% at June 30, 1995 compared to 9.45% the prior year. The core risk-based capital ratio was 12.96% at June 30, 1995, with a total risk-based capital ratio of 14.04%, both ratios exceeding the respective regulatory levels of 6.00% and 10.00% required for "well-capitalized" financial institutions. The leverage capital ratio was 8.60%, substantially higher than the "well-capitalized" requirement of 5.00%.

     Homeland's book values per share were $21.19 and $19.64 at June 30, 1995 and 1994, respectively. The closing market trade price of Homeland's common stock was $24.00 per share at June 30, 1995, which represented a price-to-earnings ratio of 10.8.


  ASSET-LIABILITY MANAGEMENT

     Asset-liability management encompasses both the maintenance of adequate liquidity and the management of interest rate sensitivity. Liquidity management involves planning to meet anticipated funding needs. Interest rate sensitivity management attempts to provide the optimal level of net interest income, while managing exposure to risks associated with interest rate movements.


  LIQUIDITY

     Core deposits have historically provided Homeland with a major source of stable and relatively low-cost funding. Secondary sources of liquidity include federal funds sold, maturing securities and loans, securities available for sale, and short-term financing. Also, Homeland banks have established lines of credit for short-term borrowings for the management of daily liquidity needs.

     The loan-to-deposit ratio increased from 83.5% at December 31, 1994 to 90.0% at June 30, 1995. Net loans increased by $46.5 million during the first six months of 1995, while deposits declined by $16.4 million during the same time period. The increase in loans was funded primarily by federal funds purchased.

     During the second quarter of 1995, Homeland elected to reduce its borrowing costs by extending $40 million of short-term borrowings to long-term debt maturing in 1997.


  INTEREST RATE SENSITIVITY

     Interest rate sensitivity has traditionally been measured by gap analysis, which represents the difference between assets and liabilities that reprice in certain time periods. This method, while useful, has a number of limitations as it is a static point-in-time measurement and does not take into account the varying degrees of sensitivity to interest rates within the balance sheet. As shown in the table following, on a static-gap basis, the cumulative ratio of interest sensitive assets to interest sensitive liabilities in a one-year time frame was 1.02, and as a percentage of total assets was 1.01%. Because of inherent limitations of gap analysis, Homeland uses an earnings simulation model to more realistically measure its sensitivity to changing interest rates. Management monitors the rate sensitivity and liquidity positions on an ongoing basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns.

    INTEREST RATE SENSITIVITY ANALYSIS

                                                                        JUNE 30, 1995
                                                 -------------------------------------------------------------------------------
                                                               AFTER ONE    AFTER THREE
                                                    WITHIN      THROUGH       THROUGH
                                                     ONE         THREE         TWELVE        TOTAL       AFTER ONE
    (Dollars in thousands)                          MONTH        MONTHS        MONTHS      ONE YEAR        YEAR         TOTAL
    ----------------------------------------------------------------------------------------------------------------------------
    Interest earning assets
       Federal funds sold                       $     6,150   $       ---  $        ---  $      6,150  $       ---   $     6,150
       Securities                                    40,960        26,978        61,071       129,009      145,621       274,630
       Loans                                        234,735        88,290       206,252       529,277      309,971       839,248
    ----------------------------------------------------------------------------------------------------------------------------
    Total interest earning assets                   281,845       115,268       267,323       664,436      455,592     1,120,028
    ----------------------------------------------------------------------------------------------------------------------------
    Sources of funds
       Interest bearing demand deposits(1)<F2>       61,002           ---           ---        61,002       40,548       101,550
       Money market deposits(1)<F2>                 147,195           ---           ---       147,195       17,379       164,574
       Savings deposits(1)<F2>                       39,835           ---           ---        39,835       26,556        66,391
       Time deposits                                 80,031        37,421       168,176       285,628      202,539       488,167
       Federal funds purchased                       64,175           ---           ---        64,175          ---        64,175
       Other short-term borrowings                   54,000           ---           ---        54,000          ---        54,000
       Long-term borrowings                             ---           ---           225           225       42,000        42,225
    ----------------------------------------------------------------------------------------------------------------------------
    Total rate sensitive liabilities                446,238        37,421       168,401       652,060      329,022       981,082
       Demand deposits, net of cash and
          due from banks                                ---           ---           ---           ---       59,477        59,477
       Other, net                                       ---           ---           ---           ---       79,469        79,469
    ----------------------------------------------------------------------------------------------------------------------------
    Total sources of funds                          446,238        37,421       168,401       652,060      467,968     1,120,028
    ============================================================================================================================
    Interest sensitivity gap                    $ (164,393)   $    77,847  $     98,922  $     12,376  $   (12,376)  $       ---
    ============================================================================================================================
    Cumulative gap                              $ (164,393)   $   (86,546) $     12,376  $     12,376
    Cumulative gap as a percentage
       of total assets                               -13.42%        -7.06%         1.01%         1.01%
    Cumulative ratio of interest sensitive
       assets to interest sensitive
       liabilities                                     0.63          0.82          1.02          1.02
    ============================================================================================================================

    <F2>
    (1)  On the basis of historical studies, deposits determined to be less sensitive to changes in market interest rates are included in the "after one year" category.

                            PART II.  OTHER INFORMATION



  ITEM 1.  LEGAL PROCEEDINGS.
  =======  ------------------

           Not applicable.

  ITEM 2.  CHANGES IN SECURITIES.
  =======  ----------------------

           Not applicable.

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
  =======  --------------------------------

           Not applicable.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  =======  ----------------------------------------------------

           Not applicable.

  ITEM 5.  OTHER INFORMATION.
  =======  ------------------

           Not applicable.

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
  =======  ---------------------------------

     (a)   EXHIBITS: Index to Exhibits - Page 16.

           Exhibit 11   Statement Re Computation of Earnings Per Share

           Exhibit 27   Financial Data Schedule

     (b)   REPORTS ON FORM 8-K:

           No reports were filed on Form 8-K during the quarter ended June 30, 1995.



                                *** SIGNATURES ***


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HOMELAND BANKSHARES CORPORATION
                                            (Registrant)



  Date        August 10, 1995    /S/Erl A. Schmiesing
                                 --------------------------------------------
                                 Erl A. Schmiesing, Chairman, President & CEO
                                 (Principal Executive Officer)


  Date        August 10, 1995    /S/Robert S. Kahler
                                 --------------------------------------------
                                 Robert S. Kahler, Exec. Vice President & CFO
                                 (Principal Financial and Accounting Officer)

-------------------------------------------------------------------------------



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                           ------------------------

                               INDEX TO EXHIBITS
                         TO FORM 10-Q CURRENT REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                            -------------------------


                        HOMELAND BANKSHARES CORPORATION
                              229 EAST PARK AVENUE
                           WATERLOO, IOWA  50704-5300

EXHIBIT NO.                          ITEM                                PAGE
-----------     -----------------------------------------------------    -----

    11          Statement Re Computation of Earnings Per Share            17

    27          Financial Data Schedule                                   18