Form 10-Q
period 1995-09-30
HOMELAND BANKSHARES CORP
filed 1995-11-13
CIK 355818

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995



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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 1995:

                  5,738,713 SHARES COMMON STOCK, $12.50 PAR VALUE

  PART I. FINANCIAL INFORMATION
  -----------------------------

  ITEM 1.  FINANCIAL STATEMENTS.
  ------------------------------

  HOMELAND BANKSHARES CORPORATION
  CONSOLIDATED BALANCE SHEETS
  (Unaudited)

                                            SEPTEMBER 30,  December 31,
  (Dollars in thousands, except per share data)  1995          1994
  -------------------------------------------------------------------
  ASSETS
  Cash and due from banks                      $51,621       $ 46,692
  Federal funds sold                            14,300         14,700

  Securities
    Available for sale                         161,563        161,096
    Held to maturity (market value $97,093
      in 1995 and $119,190 in 1994)             96,031        121,354
  Total securities                             257,594        282,450
  -------------------------------------------------------------------
  Loans
    Commercial, financial, and agricultural    188,324        175,623
    Commercial real estate                     212,505        207,495
    Consumer real estate                       318,496        286,085
    Consumer                                   135,914        123,593
  -------------------------------------------------------------------
  Total loans                                  855,239        792,796
    Allowance for loan losses                   (8,954)        (9,082)
  -------------------------------------------------------------------
  Net loans                                    846,285        783,714

  Premises and equipment                        24,478         24,676
  Intangible assets                             19,008         20,620
  Other assets                                  19,347         17,781
  -------------------------------------------------------------------

  Total assets                              $1,232,633     $1,190,633
  ===================================================================

  LIABILITIES
  Deposits
    Noninterest bearing demand              $  112,332     $  118,949
    Interest bearing demand                    101,099        110,749
    Money market                               170,084        171,746
    Savings                                     65,321         68,254
    Time                                       493,398        479,662
  -------------------------------------------------------------------
  Total deposits                               942,234        949,360

  Federal funds purchased                       48,575         27,425
  Other short-term borrowings                   63,271         84,320
  Accrued expenses and other liabilities        12,093         12,336
  Long-term borrowings                          42,525          2,450
  -------------------------------------------------------------------

  Total liabilities                          1,108,698      1,075,891
  -------------------------------------------------------------------

  STOCKHOLDERS' EQUITY
  Common stock, $12.50 par value; 25,000,000
    shares authorized; 5,738,713 shares
    issued and outstanding                      71,734         71,734
  Additional paid-in capital                       227            227
  Retained earnings                             52,289         46,068
  Net unrealized loss on securities available
    for sale                                      (315)        (3,287)
  -------------------------------------------------------------------

  Total stockholders' equity                   123,935        114,742
  -------------------------------------------------------------------

  Total liabilities and stockholders'
    equity                                  $1,232,633     $1,190,633
  ===================================================================

  See notes to consolidated financial statements


   HOMELAND BANKSHARES CORPORATION
   CONSOLIDATED STATEMENTS OF INCOME
   (Unaudited)

                                      THREE MONTHS ENDED,   NINE MONTHS ENDED
                                         SEPTEMBER 30,        SEPTEMBER 30,
   (Dollars in thousands, except
   per share data)                       1995     1994        1995     1994
   -------------------------------------------------------------------------
   Interest income
     Loans                             $19,172   $15,939    $54,988   $36,190
     Taxable securities                  3,640     4,132     11,395    10,546
     Tax-exempt securities                 481       667      1,556     2,072
     Federal funds sold                    111       302        474     1,242
     Other short-term investments          ---         7        ---       134
   --------------------------------------------------------------------------

   Total interest income                23,404    21,047     68,413    50,184
   --------------------------------------------------------------------------
   Interest expense
     Deposits                            9,053     7,770     26,899    18,434
     Short-term borrowings               1,643     1,070      5,213     1,922
     Long-term borrowings                  623        98        874       116
   --------------------------------------------------------------------------

   Total interest expense               11,319     8,938     32,986    20,472
   --------------------------------------------------------------------------
   Net interest income                  12,085    12,109     35,427    29,712
     Provision for loan losses             229        40        612        45
   --------------------------------------------------------------------------

   Net interest income after provision
   for loan losses                      11,856    12,069     34,815    29,667
   --------------------------------------------------------------------------
   Noninterest income
     Data processing services              660       621      1,926     1,910
     Trust services                        661       391      1,819     1,839
     Deposit account service charges       820       800      2,295     2,002
     Securities gains (losses)             ---       (20)        31       (19)
     Other                                 952       593      2,611     1,610
   --------------------------------------------------------------------------

   Total noninterest income              3,093     2,385      8,682     7,342
   --------------------------------------------------------------------------
   Noninterest expenses
     Personnel                           4,724     4,916     14,185    12,156
     Occupancy                             681       679      1,918     1,829
     Equipment                             572       598      1,763     1,698
     Supplies                              255       215        918       596
     Advertising and promotion             411       471      1,363     1,167
     Professional fees                     253       349        750       687
     FDIC insurance                        104       568      1,168     1,424
     Intangible amortization               537       560      1,612       925
     Other real estate owned                (8      (117)      (154)     (463)
     Other                               1,353     1,207      3,807     2,988
   --------------------------------------------------------------------------
   Total noninterest expenses            8,882     9,446     27,330    23,007
   --------------------------------------------------------------------------

   Income before income taxes            6,067     5,008     16,167    14,002

   Income tax expense                    2,425     1,864      6,215     4,959
   --------------------------------------------------------------------------
   NET INCOME                           $3,642    $3,144     $9,952    $9,043
   ==========================================================================

   NET INCOME PER SHARE                 $  .63    $  .55     $ 1.73    $ 1.58
   ==========================================================================

   AVERAGE NUMBER OF SHARES
   OUTSTANDING                       5,747,843 5,743,095  5,741,888 5,729,441
   ==========================================================================

   See notes to consolidated financial statements

   HOMELAND BANKSHARES CORPORATION
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (Unaudited)
                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
   (Dollars in thousands)                             1995       1994
   -------------------------------------------------------------------
   OPERATING ACTIVITIES
   Net income                                    $  9,952    $  9,043
   Adjustments to reconcile net income to net
    cash provided by (used for) operating activities
      Amortization and accretion                    1,721         347
      Depreciation                                  1,484       1,417
      Provision for loan losses                       612          45
      Provision for deferred income taxes             663        (283)
      Net gain on securities
       Available for sale                             (21)         20
       Held to maturity                               (10)         (1)
      Net gain on sales of other assets               (39)        (80)
      Decrease (increase) in other assets          (3,915)        735
      Decrease in accrued expenses and other
       liabilities                                   (906)     (3,218)
   -------------------------------------------------------------------
   Net cash provided by operating activities        9,541       8,025
   -------------------------------------------------------------------
   INVESTING ACTIVITIES
   Cash and cash equivalents acquired; net of payment
    for purchase of financial institution             ---     (41,932)
   Divestiture of branch offices, net of cash and
    cash equivalents                                          (46,853)
   Proceeds from sales of securities
    Available for sale                                142      25,841
    Held to maturity                                  ---         ---
   Proceeds from maturities and calls of securities
    Available for sale                             43,543      20,972
    Held to maturity                               33,570      35,934
   Purchases of securities
    Available for sale                            (48,948)    (12,826)
    Held to maturity                                 (616)     (6,172)
   Net increase in loans                          (62,016)    (82,243)
   Purchases of premises and equipment             (1,496)     (1,844)
   Proceeds from sales of other assets              1,490         562
   -------------------------------------------------------------------
   Net cash used for investing activities         (34,331)   (108,561)
   -------------------------------------------------------------------
   FINANCING ACTIVITIES
   Net increase (decrease) in deposits             (7,126)      2,521
   Net increase (decrease) in federal funds
    purchased                                      21,150      (9,850)
   Net increase (decrease) in other short-term
    borrowings                                    (21,049)     91,728
   Proceeds from long-term borrowings              40,300       2,450
   Repayments of long-term borrowings                (225)     (3,000)
   Payments of cash dividends                      (3,731)     (3,603)
   Proceeds from stock options                        ---         975
   -------------------------------------------------------------------
   Net cash provided by financing activities       29,319      81,221
   Net change in cash and cash equivalents          4,529     (19,315)
   Cash and cash equivalents at beginning
    of period                                      61,392      93,121
   -------------------------------------------------------------------
   Cash and cash equivalents at end of period    $ 65,921    $ 73,806
   ===================================================================
   SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid
    Interest                                     $ 33,091    $ 21,949
    Income taxes                                    4,841       5,700
   Noncash investing and financing activities
    Loans transferred to foreclosed property        1,244         198
    Sales of foreclosed property financed by
    Homeland                                          149          33
   Acquisitions accounted for by a purchase
    transaction
    Cash paid (including acquisition costs)           ---      47,881
    Liabilities assumed                               ---     308,198
    Fair value of assets acquired                     ---     356,079
   Divestiture of branch offices
    Cash paid                                         ---      46,853
    Liabilities assumed by purchaser                  ---      56,698
    Fair value of assets sold                         ---       9,845
   ===================================================================
   See notes to consolidated financial statements

    HOMELAND BANKSHARES CORPORATION
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
    (Unaudited)
                                                                                               NET
                                                                    ADDITIONAL              UNREALIZED
                                                          COMMON      PAID-IN   RETAINED    SECURITIES
    (Dollars in thousands, except per share data)         STOCK       CAPITAL   EARNINGS       LOSS       TOTAL
    -------------------------------------------------------------------------------------------------------------
    Balance at January 1, 1995                           $ 71,734    $    227     $46,068    $ (3,287)  $ 114,742
      Net income                                              ---         ---       9,952         ---       9,952
      Cash dividends - $.65 per share                         ---         ---      (3,731)        ---      (3,731)
      Net unrealized gain on securities available
        for sale                                              ---         ---         ---       2,972       2,972
    -------------------------------------------------------------------------------------------------------------
    BALANCE AT SEPTEMBER 30, 1995                        $ 71,734    $    227     $52,289    $   (315)  $ 123,935
    =============================================================================================================

    Balance at January 1, 1994                           $ 70,984    $      2     $38,615    $    ---   $ 109,601
      Net income                                              ---         ---       9,043         ---       9,043
      Cash dividends - $.63 per share                         ---         ---      (3,603)        ---      (3,603)
      Common stock issued under stock option plans            750         225         ---         ---         975
      Net unrealized loss on securities available
        for sale                                              ---         ---         ---      (2,133)     (2,133)
    -------------------------------------------------------------------------------------------------------------
    Balance at September 30, 1994                        $ 71,734    $    227     $44,055    $ (2,133)  $ 113,883
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

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
   (Unaudited)


   1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Intangible assets: Goodwill and core deposit intangibles arise from purchase transactions. Goodwill is amortized on a straight-line basis over a 15 year period. Core deposit intangibles are amortized on a straight-line basis over the estimated lives of deposits which average approximately
   7 years. At September 30, 1995 and 1994, the unamortized balances of goodwill were $13,283,000 and $14,370,000 and core deposit intangibles were $5,725,000 and $6,787,000, respectively.

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

      The following unaudited pro forma financial information contains the results of operations for the nine month periods ended September 30, 1995 and 1994 assuming the acquisition of MidAmerica had occurred on January 1, 1994. The pro forma amounts are not necessarily indicative of the financial results that would have actually occurred had the acquisition taken place on January 1, 1994, nor are they necessarily indicative of future consolidated operations of Homeland.

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
   (Dollars in thousands, except per share data)            1995     1994
   ----------------------------------------------------------------------------
   Total revenues                                          $77,095  $70,182
   Net interest income                                      35,427   34,619
   Provision for loan losses                                   612      175
   Net income                                                9,952    9,186
   Net income per share                                      $1.73    $1.60

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    (Unaudited)

    3.   SECURITIES

         AVAILABLE FOR SALE                                                    GROSS         GROSS
                                                              AMORTIZED      UNREALIZED   UNREALIZED    MARKET
         (Dollars in thousands)                                 COST           GAINS        LOSSES      VALUE
         -------------------------------------------------------------------------------------------------------
         U.S. Treasury                                       $  27,414     $       128    $    (273)  $   27,269
         U.S. Government agencies                               13,702             118          (94)      13,726
         U.S. Government agencies mortgage-backed               72,639             588         (857)      72,370
         Student loan participation certificates                31,118             ---          ---       31,118
         Corporate mortgage-backed                               4,285             ---         (103)       4,182
         Other                                                  12,898             ---          ---       12,898
        --------------------------------------------------------------------------------------------------------

         BALANCE AT SEPTEMBER 30, 1995                       $ 162,056     $       834    $  (1,327)  $  161,563
         =======================================================================================================

         U.S. Treasury                                       $  32,512     $         1    $  (1,234)  $   31,279
         U.S. Government agencies                                8,441             ---         (302)       8,139
         U.S. Government agencies mortgage-backed               81,668               2       (3,434)      78,236
         Student loan participation certificates                30,105             ---          ---       30,105
         Corporate mortgage-backed                               4,781             ---         (208)       4,573
         Other                                                   8,764             ---          ---        8,764
        --------------------------------------------------------------------------------------------------------

         Balance at December 31, 1994                        $ 166,271     $         3    $  (5,178)  $  161,096
         =======================================================================================================
         HELD TO MATURITY                                                      GROSS         GROSS
                                                              AMORTIZED      UNREALIZED   UNREALIZED   MARKET
         (Dollars in thousands)                                 COST           GAINS        LOSSES     VALUE
         -------------------------------------------------------------------------------------------------------
         U.S. Treasury                                       $  49,008     $       173    $    (261)  $   48,920
         U.S. Government agencies                               10,525             153           (4)      10,674
         States and political subdivisions                      34,791           1,081          (83)      35,789
         Corporate                                               1,707               3         (---)       1,710
         -------------------------------------------------------------------------------------------------------

         BALANCE AT SEPTEMBER 30, 1995                       $  96,031     $     1,410    $    (348)  $   97,093
        ========================================================================================================

         U.S. Treasury                                       $  54,216     $       ---    $  (1,740)  $   52,476
         U.S. Government agencies                               22,747              30         (141)      22,636
         States and political subdivisions                      42,436             735       (1,026)      42,145
         Corporate                                               1,955             ---          (22)       1,933
        --------------------------------------------------------------------------------------------------------

         Balance at December 31, 1994                        $ 121,354     $       765    $  (2,929)  $  119,190
        ========================================================================================================

         REALIZED GAINS AND LOSSES                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
         (Dollars in thousands)                               1995             1994        1995         1994
         -------------------------------------------------------------------------------------------------------
         Gross realized gains                                $     ---     $        33    $      31   $      39
         Gross realized losses                                     ---              53          ---          58
        --------------------------------------------------------------------------------------------------------

         Total                                               $     ---     $      ($20)   $      31   $     (19)
        ========================================================================================================

  Realized gains and losses consisted entirely of net gains related to calls of securities prior to their maturity or sales of securities from the available for sale category.


  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
  (Unaudited)


  4. ALLOWANCE FOR LOAN LOSSES

                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                        SEPTEMBER 30,           SEPTEMBER 30,
  (Dollars in thousands)                 1995    1994          1995     1994
  -----------------------------------------------------------------------------
  Balance at beginning of period       $8,950  $9,110       $ 9,082  $ 7,315
  Allowance of purchased financial
     institution                          ---     ---           ---    1,600
  Provision for loan losses               229      40           612       45
  Loan loss recoveries                    168     213           354    1,309
  Loans charged off                      (393)   (373)       (1,094)  (1,279)
  -----------------------------------------------------------------------------
  Balance at end of period             $8,954  $8,990       $ 8,954  $ 8,990
  =============================================================================

  The average investment in impaired loans for the nine months ended September 30, 1995 was $2,265,000. No interest income was recognized on impaired loans during this period. Information regarding impaired loans at September 30, 1995 was as follows:


  (Dollars in thousands)
  ---------------------------------------------------------------------------
  Balance of impaired loans                                            $ 625
  Less portion for which no allowance for loan
     losses was allocated                                               (---)
  ---------------------------------------------------------------------------
  Portion of impaired loan balance for which an allowance for loan
     losses was allocated                                              $ 625
  ===========================================================================
  Portion of allowance for loan losses allocated to the impaired
     loan balance                                                      $  13
  ===========================================================================

  5. SHORT-TERM BORROWINGS

     At September 30, 1995, other short-term borrowings consisted of $57 million of advances from the Federal Home Loan Bank ("FHLB") and $6 million in U.S. Treasury tax depository accounts. The FHLB advances were secured by certain U.S. Government securities, FHLB stock, and a blanket pledge of eligible consumer real estate loans, with a weighted average interest rate of 6.5%.


  6. LONG-TERM BORROWINGS

     Long-term borrowings consisted of $42,525,000 advances from the Federal Home Loan Bank to Homeland subsidiaries with an average fixed interest rate of 5.8%. These advances were secured by eligible consumer real estate loans and FHLB stock and were scheduled to mature as follows at September 30, 1995:


  (Dollars in thousands)
  ----------------------------------------------------------------------------
  1996                                                                 $   225
  1997                                                                  40,225
  1998                                                                     225
  1999                                                                     225
  2000                                                                     225
  Thereafter                                                             1,400
  ----------------------------------------------------------------------------

  Balance at end of period                                             $42,525
  ============================================================================

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

    HOMELAND BANKSHARES CORPORATION
    FINANCIAL HIGHLIGHTS
                                                        THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
    (Dollars in thousands, except per share data)         1995        1994     % Change          1995        1994  % Change
    ------------------------------------------------------------------------------------------------------------------------
    OPERATING RESULTS
         Net interest income                            $12,085     $12,109       (.2)%        $35,427     $29,712     19.2%
         Provision for loan losses                          229          40         NM             612          45       NM
         Noninterest income                               3,093       2,385       29.7           8,682       7,342     18.3
         Noninterest expenses                             8,882       9,446      (6.0)          27,330      23,007     18.8
         Income tax expense                               2,425       1,864       30.1           6,215       4,959     25.3
         Net income                                       3,642       3,144       15.8           9,952       9,043     10.1

    PER SHARE DATA
         Net income                                        $.63        $.55       14.5%          $1.73       $1.58      9.5%
         Cash dividends                                     .22         .21        4.8             .65         .63      3.2
         Book value                                       21.60       19.84        8.9           21.60       19.84      8.9
         Market price                                     29.75       24.25       22.7           29.75       24.25     22.7

    END OF PERIOD BALANCES
         Loans                                         $855,239    $768,935       11.2%       $855,239    $768,935     11.2%
         Deposits                                       942,234     934,339         .8         942,234     934,339       .8
         Stockholders' equity                           123,935     113,883        8.8         123,935     113,883      8.8
         Total assets                                 1,232,633   1,200,021        2.7       1,232,633   1,200,021      2.7
         Nonperforming assets                             5,623       7,832      -28.2           5,623       7,832    -28.2

    AVERAGE BALANCES
         Loans                                         $844,709    $746,427       13.2%       $821,003    $589,182     39.3%
         Deposits                                       931,317     972,029       (4.2)        942,329     832,621     13.2
         Stockholders' equity                           122,572     115,897        5.8         119,315     113,078      5.5
         Total assets                                 1,218,116   1,196,967        1.8       1,208,674   1,020,360     18.5
         Total earning assets                         1,120,866   1,090,167        2.8       1,110,110     932,138     19.1

    FINANCIAL RATIOS
         Return on average total assets                    1.19%       1.04%                      1.10%       1.18%
         Return on average stockholders' equity           11.79       10.76                      11.15       10.69
         Net interest margin                               4.36        4.52                       4.36        4.40
         Efficiency ratio                                 57.67       64.50                      61.30       61.70
         Stockholders' equity to total assets             10.05        9.49                      10.05        9.49
         Leverage capital ratio                            8.77        8.07                       8.77        8.07

    Note:  The comparability of this financial information is significantly affected by the acquisition of MidAmerica Financial
    Corporation on June 1, 1994 which was accounted for as a purchase transaction.

  EARNINGS ANALYSIS

  PERFORMANCE SUMMARY

     Homeland Bankshares Corporation's net earnings for the first nine months of 1995 were $9,952,000, an increase of 10.1% over $9,043,000 for the same period in 1994. Earnings per share were $1.73 and $1.58 for the nine-month periods ended September 30, 1995 and 1994, respectively. Net interest income was $5.7 million higher for the first nine months of 1995 than the same period in 1994, but increased noninterest expenses and loan loss provision modified the overall increase in consolidated net earnings. Net earnings for the 1995 and 1994 third quarters were $3,642,000 and $3,144,000, respectively, a 15.8% increase. Earnings per share were $.63 and $.55 for the same three-month periods. 1995 earnings were boosted by FDIC deposit insurance refunds which contributed after-tax income of $270,000 or $.05 per share.

     Comparisons of 1995 results of operations with 1994 are significantly affected by the addition of MidAmerica Financial Corporation ("MidAmerica") which was acquired by Homeland on June 1, 1994. The acquisition was accounted for as a purchase, and therefore, the results of operations of MidAmerica are only included subsequent to the acquisition date.

     Homeland's year-to-date return on average assets was 1.10% in 1995, compared to 1.18% in 1994. For the three months ended September 30, this same ratio was 1.19% in 1995 and 1.04% in 1994. The nine-month returns on average stockholders' equity as of September 30, 1995 and 1994 were 11.15% and 10.69%, respectively, with ratios of 11.79% and 10.76% for the respective third quarters.

     SFAS No. 122 "Accounting for Mortgage Servicing Rights" was issued in May 1995 with an effective date for fiscal years beginning after December 15, 1995. This statement amends SFAS No. 65 by establishing a new standard for capitalizing mortgage servicing rights. Under SFAS No. 122, the accounting principles for mortgage servicing rights are the same for mortgages originated by the servicer as for those acquired through purchase transactions. Accordingly, under the new statement, a bank would record an asset for mortgage servicing rights when it sold mortgages and retained the
  servicing.   Management believes that the effect of the statement on
  Homeland's financial statements will not be material.

     SFAS No. 123 "Accounting for Stock-Based Compensation" was issued in October 1995 with an effective date for fiscal years beginning after December 15, 1995. This statement established financial accounting and reporting standards for stock-based employee compensation plans applying a fair value based method to measure the compensation cost. Management believes that the effect of the statement on Homeland's financial statements will not be material.


  NET INTEREST INCOME

     Net interest income increased by $5,715,000 or 19.2% for the nine months of 1995 compared to the same period in 1994, primarily generated by an increase in earning assets over the past year. The increase in earning assets was caused by substantial loan growth, both from internal loan volume increases and from the June 1994 MidAmerica acquisition. Net interest income reported on a taxable-equivalent basis increased by $5,514,000 for the same period. For the three month periods ended September 30, 1995 and 1994, net interest income declined slightly as higher interest income generated from loan growth was nullified by funding cost increases.


  NET INTEREST SPREAD AND MARGIN

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                        SEPTEMBER 30,          SEPTEMBER 30,
  (Taxable-equivalent basis)            1995   1994            1995   1994
  ---------------------------------------------------------------------------

  Yield on earning assets               8.37%  7.77%           8.33%  7.34%
  Rate on interest bearing
     liabilities                        4.63   3.73            4.58   3.49
  ---------------------------------------------------------------------------
  NET INTEREST SPREAD                   3.74   4.04            3.75   3.85
  Noninterest bearing funds
     contribution                        .62    .48             .61    .55
  ---------------------------------------------------------------------------
  NET INTEREST MARGIN                   4.36%  4.52%           4.36%  4.40%
  ===========================================================================

     Both net interest spread and net interest margin remained unchanged from the second quarter of 1995, at 3.74% and 4.36%, respectively. Net interest spread and margin continued to be slightly lower in 1995 than in 1994, as indicated in the table above. Rising market interest rates have increased earning asset yields, however, a shift in deposits to higher interest-bearing accounts has restrained net interest spread and margin during 1995.


  NONINTEREST INCOME
     Total noninterest income for the first nine months of 1995 was up over the same period in 1994 by $1,340,000, or 18.3%. Student loan origination fee income generated by the Homeland Student Loan Company totaled $793,000 through September 30, 1995, compared to $148,000 for the same period of 1994. Also, income generated from the gains on sales of fixed-rate real estate loans sold on the secondary market was $302,000 higher at September 30, 1995 than it was at September 30, 1994. Trust services income during the third quarter of 1995 of $661,000 were $38,000 higher than second quarter 1995 trust income.


  NONINTEREST EXPENSES

     Total noninterest expenses increased by $4,323,000 for the first nine months of 1995 compared to the same period in 1994, however, noninterest expenses for the 1995 third quarter were lower than the 1994 third quarter by $564,000. Contributing to the noninterest expense reduction in the third quarter was a $192,000 decline in personnel costs, and FDIC insurance refunds totaling $431,000. Proposed federal legislation for recapitalizing the Savings Association Insurance Fund (SAIF) currently calls for a one-time special assessment of $.85 per $100 of SAIF deposits, which could result in an estimated expense of approximately $2,200,000, payable in 1996.

     Expenses associated with Homeland's corporate name change in 1995 totaled approximately $550,000. In addition, supplies costs have also been higher than normal in 1995 as supplies inventories were replenished with items displaying the new name and logo. Amortization of intangible assets increased by $687,000 for the first nine months of 1995 from 1994. Net gains related to other real estate owned properties declined from the prior year which also contributed to the increase in noninterest expenses during the nine months ended September 30, 1995.

     The significant FDIC insurance refund helped reduce Homeland's efficiency ratio to 57.7% for the third quarter of 1995, improving that ratio for the fourth consecutive quarter. The efficiency ratio for year-to-date 1995 was 61.3% compared to 61.7% the prior year-to-date. The efficiency ratio represents adjusted operating expenses as a percentage of fully-taxable equivalent net interest income and adjusted noninterest income.

  CREDIT RISK MANAGEMENT

  NONPERFORMING ASSETS AND RESTRUCTURED LOANS


                                          Sept. 30,      Dec. 31,  Sept. 30,
  (Dollars in thousands)                     1995          1994      1994
  --------------------------------------------------------------------------
  Loans past due 90 days or more           $2,829(1)<F1>  $1,622    $2,204
  Nonaccrual loans                          2,068          5,443     5,306
  Foreclosed property                         726            356       322
  --------------------------------------------------------------------------

  Total nonperforming assets               $5,623         $7,421    $7,832
  ==========================================================================

  Total nonperforming assets as a percentage
  of total loans and foreclosed property      .66%           .94%     1.02%
  ==========================================================================

  Restructured loans                         $327           $296      $437
  ==========================================================================
  [FN]
  <F1>
   (1) Included in loans past due 90 days or more were $1,684,000 of government sponsored student loans for which there is minimal risk of loss.
     Complementing Homeland's loan volume growth has been a steady decline in the amount of nonperforming assets. Nonperforming assets were $5.6 million at September 30, 1995, a 28.2% decline from one year ago. Expressed as a percentage of total loans and foreclosed property, nonperforming assets improved to an unprecedented level of .66% at September 30, 1995, compared to .94% at year-end 1994. Nonaccrual loans have been reduced to less than half the amount that existed at year-end 1994.


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

     The balance in the reserve for loan losses was $9.0 million at September 30, 1995, representing 1.05% of total loans and 159% of nonperforming assets. The prior year allowance stood at 1.17% of total loans and 115% of nonperforming assets.

     Net loan charge offs totaled $740,000 during the first nine months of 1995. This compares to net recoveries of $30,000 for the same period in 1994. The provision for loan losses was $612,000 compared to $45,000 for the first three quarters of 1995 and 1994, respectively. Net loan charge offs and provision for the 1995 third quarter alone were $225,000 and $229,000, respectively.


  CAPITAL RESOURCES

     Homeland's stockholders' equity totaled $123.9 million at September 30, 1995, an 8.8% increase from September 30, 1994. Out of net income of $9.9 million during the first nine months of 1995, Homeland retained $6.2 million after paying dividends to stockholders of $3.7 million. The net unrealized loss on securities available for sale, net of deferred income taxes, was $315,000 at September 30, 1995, compared to a $3.3 million net unrealized loss at year-end 1994. Declining market interest rates during 1995 were responsible for the securities portfolio market value improvement.

     The stockholders' equity-to-asset ratio was 10.05% at September 30, 1995 compared to 9.49% the prior year. The core risk-based capital ratio was 13.11% at September 30, 1995, with a total risk-based capital ratio of 14.19%, both ratios exceeding the respective regulatory levels of 6.00% and 10.00% required for "well-capitalized" financial institutions. The leverage capital ratio was 8.77%, substantially higher than the "well-capitalized" requirement of 5.00%.

     Homeland's book values per share were $21.60 and $19.84 at September 30, 1995 and 1994, respectively. The closing market trade price of Homeland's common stock was $29.75 per share at September 30, 1995, which represented a price-to-earnings ratio of 12.9.


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


  LIQUIDITY

     Core deposits have historically provided Homeland with a major source of stable and relatively low-cost funding. Secondary sources of liquidity include federal funds sold, maturing securities and loans, and borrowed funds. Also, Homeland banks have established lines of credit for short-term borrowings for the management of daily liquidity needs.

     The loan-to-deposit ratio increased from 83.5% at December 31, 1994 to 90.8% at September 30, 1995. Net loans increased by $62.6 million during the first nine months of 1995, while deposits declined by $7.2 million during the same time period. The increase in loans was funded with maturing securities proceeds and borrowed funds.


  INTEREST RATE SENSITIVITY

     Interest rate sensitivity has traditionally been measured by gap analysis, which represents the difference between assets and liabilities that reprice in certain time periods. This method, while useful, has a number of limitations as it is a static point-in-time measurement and does not take into account the varying degrees of sensitivity to interest rates within the balance sheet. As shown in the table following, on a static-gap basis, the cumulative ratio of interest sensitive assets to interest sensitive liabilities in a one-year time frame was 1.13, and as a percentage of total assets was 5.87%. Because of inherent limitations of gap analysis, Homeland uses an earnings simulation model to more realistically measure its sensitivity to changing interest rates. Management monitors the rate sensitivity and liquidity positions on an ongoing basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns.

   INTEREST RATE SENSITIVITY ANALYSIS


                                                                             SEPTEMBER 30, 1995
                                                --------------------------------------------------------------------------------
                                                               AFTER ONE    AFTER THREE
                                                    WITHIN      THROUGH       THROUGH
                                                     ONE         THREE         TWELVE        TOTAL       AFTER ONE
    (Dollars in thousands)                          MONTH        MONTHS        MONTHS      ONE YEAR        YEAR         TOTAL
    -----------------------------------------------------------------------------------------------------------------------------
    Interest earning assets
       Federal funds sold                       $    14,300   $       ---  $        ---  $     14,300  $       ---   $    14,300
       Securities                                    33,954        31,360        36,257       101,571      156,023       257,594
       Loans                                        224,515        83,163       207,837       515,515      339,724       855,239
    -----------------------------------------------------------------------------------------------------------------------------
    Total interest earning assets                   272,769       114,523       244,094       631,386      495,747     1,127,133
    -----------------------------------------------------------------------------------------------------------------------------
    Sources of funds
       Interest bearing demand deposits(1)<F2>       20,219           ---           ---        20,219       80,880       101,099
       Money market deposits(1)<F2>                 121,716           ---           ---       121,716       48,368       170,084
       Savings deposits(1)<F2>                       13,064           ---           ---        13,064       52,257        65,321
       Time deposits                                 43,883        48,555       199,484       291,922      201,476       493,398
       Federal funds purchased                       48,575           ---           ---        48,575          ---        48,575
       Other short-term borrowings                   63,271           ---           ---        63,271          ---        63,271
       Long-term borrowings                             ---           ---           225           225       42,300        42,525
    -----------------------------------------------------------------------------------------------------------------------------
    Total rate sensitive liabilities                310,728        48,555       199,709       558,992      425,281       984,273
       Demand deposits, net of cash and
          due from banks                                ---           ---           ---           ---       60,711        60,711
       Other, net                                       ---           ---           ---           ---       82,149        82,149
    -----------------------------------------------------------------------------------------------------------------------------
    Total sources of funds                          310,728        48,555       199,709       558,992      568,141     1,127,133
    -----------------------------------------------------------------------------------------------------------------------------
    Interest sensitivity gap                    $   (37,959)  $    65,968  $     44,385  $     72,394  $   (72,394)  $       ---
    =============================================================================================================================
    Cumulative gap                              $   (37,959)  $    28,009  $     72,394  $     72,394
    Cumulative gap as a percentage
       of total assets                                -3.11%         2.24%         5.87%         5.87%
    Cumulative ratio of interest sensitive
       assets to interest sensitive liabilities         .88          1.08          1.13          1.13
    =============================================================================================================================

    <F2>(1) On the basis of historical studies, deposits determined to be less sensitive to changes in market interest rates are included in the "after one year" category.

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

         (a) EXHIBITS: Index to Exhibits - Page 16.
         Exhibit 10.5    Supplemental Retirement Income Plan dated June 20,
                         1995.

         Exhibit 10.5(a) Supplemental Retirement Income Agreement with Erl A.
                         Schmiesing dated July 3, 1995.

         Exhibit 10.5(b) Supplemental Retirement Income Agreement with Robert S.
                         Kahler dated July 3, 1995.

         Exhibit 10.5(c) Supplemental Retirement Income Agreement with Gregory
                         L. O'Hara dated July 3, 1995.

         Exhibit 10.5(d) Supplemental Retirement Income Agreement with Josef M.
                         Vich dated July 3, 1995.

         Exhibit 11      Statement Re Computation of Earnings Per Share

         Exhibit 27      Financial Data Schedule

         (b) REPORTS ON FORM 8-K:

         No reports were filed on Form 8-K during the quarter ended September 30, 1995.



                                *** SIGNATURES ***


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HOMELAND BANKSHARES CORPORATION
                                 -------------------------------
                                            (Registrant)



  Date   November 13, 1995       /s/Erl A. Schmiesing
                                 -----------------------------------
                                 Erl A. Schmiesing, Chairman, President & CEO
                                 (Principal Executive Officer)


  Date   November 13, 1995       /s/Robert S. Kahler
                                 -----------------------------------
                                 Robert S. Kahler, EVP & CFO
                                 (Principal Financial and Accounting Officer)


  -----------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                            ---------------------------

                                 INDEX TO EXHIBITS
                           TO FORM 10-Q QUARTERLY REPORT
                          PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                           ----------------------------

                          HOMELAND BANKSHARES CORPORATION
                               229 EAST PARK AVENUE
                             WATERLOO, IOWA 50704-5300

  EXHIBIT NO.                            ITEM                               PAGE
  -----------    ----------------------------------------------------------
     10.5    Supplemental Retirement Income Plan dated June 20, 1995.        17

     10.5(a) Supplemental Retirement Income Agreement with Erl A. Schmiesing
             dated July 3, 1995.                                             18

     10.5(b) Supplemental Retirement Income Agreement with Robert S. Kahler
             dated July 3, 1995.                                             19

     10.5(c) Supplemental Retirement Income Agreement with Gregory L. O'Hara
             dated July 3, 1995.                                             20

     10.5(d) Supplemental Retirement Income Agreement with Josef M. Vich
             dated July 3, 1995.                                             21

     11      Statement Re Computation of Earnings Per Share                  22

     27      Financial Data Schedule                                         23

  -----------------------------------------------------------------------------