Form 10-K
period 1995-12-31
HOMELAND BANKSHARES CORP
filed 1996-03-15
CIK 355818

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                     FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                          Commission file number 0-14507


                         HOMELAND BANKSHARES CORPORATION



  Incorporated in Iowa                I.R.S. Employer Identification
                                               No. 42-1168487

                  229 EAST PARK AVENUE, WATERLOO, IOWA 50704-5300

                         TELEPHONE NUMBER:  (319) 291-5260

            Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $12.50 PAR VALUE

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
  10-K or any amendment to this Form 10-K. [   ]

      The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1996 was $155,606,000.

      The number of shares outstanding of each of the registrant's classes of common stock as of January 31, 1996:

                  5,740,513 SHARES COMMON STOCK, $12.50 PAR VALUE

                       DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Homeland Bankshares Corporation Proxy Statement for its 1996 Annual Meeting of Shareholders are incorporated herein by reference into Parts III and IV.

                                      PART I

  ITEM 1.   BUSINESS

     (A)    General Description of Business
            -------------------------------

     Homeland Bankshares Corporation ("Homeland") is a multi-bank holding company incorporated in Iowa in 1981 and registered under the Bank Holding Company Act of 1956, as amended. Based on total assets of $1,232,907,000 at December 31, 1995, Homeland was the second largest multi-bank holding company headquartered in Iowa, and the seventh largest multi-bank holding company conducting business in Iowa.

     From 1981 until 1994, the company was known as Iowa National Bankshares Corp. Effective December 31, 1994, the company changed its name to Homeland Bankshares Corporation, and all of the company's operating subsidiaries adopted corporate names that reflected the "Homeland" trademark.

     Homeland operates four wholly-owned commercial banks, one wholly-owned savings and loan association, and three wholly-owned subsidiaries which provide retail financial services. At December 31, 1995, Homeland and its subsidiaries had 502 full-time and 115 part-time employees.

     Homeland Bank, N.A., Waterloo, became a subsidiary of Homeland pursuant to the terms of a plan of reorganization which was consummated on December 31, 1981. The bank is the successor bank to a national bank which was originally organized in 1933 under the laws of the United States. The bank is engaged in the general commercial banking business providing full-service banking to individuals and businesses, and also offers correspondent banking services to over 170 financial institutions throughout Iowa. Based on total assets of $579,150,000 at December 31, 1995, Homeland Bank, N.A. was the largest commercial bank headquartered in Waterloo, and the fifth largest bank in Iowa.

     Homeland Savings Bank, FSB and its parent thrift holding company, Homeland Financial Corporation (formerly MidAmerica Financial Corporation), were acquired by Homeland on June 1, 1994. Homeland Savings Bank, FSB is a federally chartered savings and loan association which is the successor to a savings and loan which was originally organized in 1905. Homeland Savings Bank, FSB provides banking services primarily in the Des Moines, Waterloo, Cedar Rapids, and Iowa City banking markets. Based on total assets of $381,319,000 at December 31, 1995, it was the fourth largest thrift institution headquartered in Iowa.

     Homeland Bank in Indianola, which was acquired by Homeland on December 31, 1986, is an Iowa banking corporation which was originally chartered in 1919. Based on total assets of $125,942,000 at December 31, 1995, the bank was the largest full-service commercial bank in its principal market area of Warren County, Iowa. Warren County is adjacent to Des Moines, which is Iowa's largest city in terms of population.

     Homeland Bank in Oelwein, which was acquired by Homeland on December 31, 1988, is an Iowa banking corporation and successor to a state bank originally chartered in 1946. At December 31, 1995, the bank had total assets of $90,705,000, making it the largest commercial bank in its principal market area of Fayette County, which is located in the northeast section of Iowa.

     Homeland Bank in Monticello, which was acquired by Homeland on April 23, 1990, is an Iowa banking corporation and successor to a state bank originally chartered in 1875. Based on total assets of $141,462,000 at December 31, 1995, the bank was the largest commercial bank in its primary market area of Jones County, located in the east-central portion of Iowa.

     Homeland Trust Company is an Iowa corporation formed in 1987 as a wholly-owned subsidiary of Homeland Savings Bank, FSB. The company, which is located in Des Moines, provides personal and commercial trust services.

     Homeland Student Loan Company is an Iowa corporation formed in 1987, and is a wholly-owned subsidiary of Homeland Savings Bank, FSB. The company, which is located in West Des Moines, originates and services government-sponsored student loans for Homeland and for other financial institutions located throughout Iowa and surrounding states.

     Homeland Investment Company is an Iowa corporation formed in 1994 as a wholly-owned subsidiary of Homeland Bank in Indianola. The company provides securities brokerage services and engages in the sale of various insurance products for all Homeland banks through a third-party relationship.

     Statistical data and financial information related to Homeland's business and operations are found under Items 6, 7, and 8 of this report.

     (B)    Competition and Iowa Banking Law
            --------------------------------

     The commercial banking business in Iowa is highly competitive. Homeland and its subsidiaries are in direct competition with other commercial banks, savings and loan associations, credit unions, brokerage firms, finance companies, insurance companies, and other financial institutions.

     Iowa's banking laws regarding interstate banking and interstate branching are currently more restrictive than those of most other states. Prior to 1991, Iowa banking law prohibited interstate banking altogether, except for certain grandfathered rights extended to the largest bank holding company conducting business in Iowa, Norwest Corporation, which is headquartered in Minnesota. Since January 1, 1991, Iowa banking law has been less restrictive by allowing limited interstate banking by permitting financial institutions whose operations are principally conducted in Illinois, Missouri, Nebraska, South Dakota, Minnesota, or Wisconsin to conduct business in Iowa by acquiring an existing Iowa banking organization. Conversely, Iowa financial institutions may expand operations into Iowa's six neighboring states, provided such expansion is accomplished by acquisition rather than by branching. Since the law was enacted in 1991, a number of Iowa-based financial institutions have been acquired by out-of-state bank holding companies including Firstar Corporation, Boatmen's Bancshares, Inc., Mercantile Bancorporation Inc., First Bank System, Inc., and Community First Bankshares, Inc.

     Interstate branching by out-of-state banks into Iowa is still expressly prohibited by Iowa statutes. Iowa also currently has a deposit concentration limit of 10% on the amount of deposits that any one banking organization can control and continue to acquire banks, which applies to both in-state and out-of-state banks. Iowa also has a 35% limit on the aggregate amount of deposits all out-of-state banking organizations can control within Iowa.

     As with its laws regarding interstate banking and branching, Iowa's intrastate branching statutes are also rather restrictive when compared with those of other states. Generally, bank branch offices may only be operated or acquired in counties contiguous to or cornering upon the county in which the bank has its principal place of business. Also, a bank in Iowa may not establish a new branch office in a city in which there exists an office of another bank, other than by acquisition of an existing office or bank. Furthermore, the number of bank branch offices allowed within a municipal corporation or an urban complex is limited to four offices in populations of 100,000 or less, five offices in populations of over 100,000 to 200,000, and six offices in areas with populations over 200,000. However, some of Iowa's intrastate branching limitations regarding geographic location of branch offices and the number of branch offices which may be established in an urban complex may be overcome by merging two or more affiliated banking organizations that have been in continuous operation in Iowa for at least five years into a "united community bank."

     In September 1994, Congress passed interstate banking and branching legislation which permitted nationwide interstate banking effective September 29, 1995, and subject to ratification by each particular state, would permit interstate bank branching and would increase each state's deposit concentration limit to 30% effective June 1, 1997. If Iowa elects to do so, it may continue to 1) limit the means by which an out-of-state bank may acquire a bank within the state, 2) prohibit out-of-state banks from branching into the state, and 3) set its own deposit concentration limit. Management believes that Iowa is likely to adopt legislation that would be equivalent to the federal bank branching statutes. However, if Iowa were to continue its restrictive posture toward future interstate banking and branching operations, Homeland, nevertheless, has the ability to enter new markets both inside and outside Iowa by utilizing its thrift subsidiary, Homeland Savings Bank, FSB. As a savings and loan institution, Homeland Savings Bank, FSB presently has the distinct advantage of not being subject to branching limitations imposed upon banks operating in Iowa. Since savings and loans currently have virtually unlimited nationwide branch office expansion capabilities, Homeland is capable of expanding geographically.

     During 1995, Congress proposed federal legislation which would require thrift institutions to convert to banks by January 1, 1998, and relinquish certain branching capabilities. The likelihood of proposed federal or Iowa legislation being enacted and any related competitive impact upon Homeland is uncertain at this time.

     (C)    Regulation and Governmental Policies
            ------------------------------------

     Homeland and its subsidiaries, as affiliates, are subject to regulation by the Board of Governors of the Federal Reserve System. Homeland Bank, N.A., as a national bank, is supervised and regularly examined by the Office of the Comptroller of the Currency. Homeland Savings Bank, FSB, as a federally-chartered savings and loan institution, is supervised and regularly examined by the Office of Thrift Supervision. The Homeland Banks in Indianola, Oelwein, and Monticello, as state-chartered nonmember banks of the Federal Reserve System, are supervised and regularly examined by the Iowa Division of Banking and the Federal Deposit Insurance Corporation. These banking regulators have capital adequacy guidelines which stipulate that minimum capital-to-asset ratios be maintained. At December 31, 1995, Homeland and each of its subsidiaries were in compliance with those capital standards.

     The operations and profitability of Homeland and its subsidiaries are influenced by general economic conditions (particularly those in the midwestern United States), fiscal and monetary policies of the federal government and its agencies, and banking statutes and legislation at both the federal and state levels. Specifically, federal fiscal and monetary policies affect interest rates and the availability of funds, while banking legislation frequently changes the competitive environment of the banking industry. Just as future governmental policies and legislation cannot be predicted, neither can the effects of such events be accurately determined.


     (D)   Executive Officers
           ------------------

      The following is a list of executive officers of Homeland as of the date of this report. Executive officers include only the key policy-making officers of Homeland and its subsidiaries. None of the executive officers are related to each other.

      Executive Officer   Age                Principal Positions
     ------------------   ---    ------------------------------------------

      Erl A. Schmiesing   56  Chairman, President, and CEO of Homeland

      Robert S. Kahler    44  Executive Vice President and CFO of Homeland

      Josef M. Vich       48  President and CEO of Homeland Bank, N.A.

      Gregory L. O'Hara   42  President and CEO of Homeland Savings Bank, FSB

      Thomas G. Turner    43  Vice President-Human Resources of Homeland

      Everett P. Brown    63  President and CEO of Homeland Bank-Indianola

      Dan R. Crandall     47  President and CEO of Homeland Bank-Oelwein

      Kendall B. Messer   46  President and CEO of Homeland Bank-Monticello

      James F. Freet      57  Senior Vice President-Management Information
                              Systems of Homeland Bank, N.A.

      Greg E. Stibal      53  Marketing Director of Homeland Bank, N.A.

      Stacy Ware          53  Senior Vice President-Operations of Homeland
                              Bank, N.A.

      Erl A. Schmiesing has been Chairman since April 1992, as well as President and CEO, and a director of Homeland since 1990. He is currently Chairman of Homeland Bank, N.A. and has been an officer in the Homeland system since
  1969.

      Robert S. Kahler has been Executive Vice President and CFO, and a director of Homeland since October 1993. He served as Treasurer of Homeland from 1982 to 1995. He has also been a director of Homeland Bank in Oelwein since 1990, and a director of Homeland Savings Bank, FSB since December 1994.

      Josef M. Vich has been President and CEO, and a director of Homeland Bank, N.A. since January 1994. He served as a Senior Vice President from June 1992 through 1993, and as a Vice President of that bank from 1988 until June 1992. He has also been a director of Homeland Bank in Monticello since February 1996.

      Gregory L. O'Hara has been President and CEO, and Chairman of the Board of Homeland Savings Bank, FSB since June 1992. He served as Executive Vice President and director of that bank from 1987 until June 1992. He has also been a director of Homeland Bank in Indianola since February 1996.

      Thomas G. Turner has been Vice President-Human Resources of Homeland since June 1994. Prior to joining Homeland, he was Director of Human Resources for Iowa Power in Des Moines, Iowa, from 1981 through 1993.

      Everett P. Brown has been President and CEO, and a director of Homeland Bank in Indianola since 1987. He has also been a director of Homeland Savings Bank, FSB since December 1994.

      Dan R. Crandall has been President and CEO of Homeland Bank in Oelwein since January 1993, and a director since 1987. He served as a Vice President of that bank from 1983 through 1992.

      Kendall B. Messer has been President and CEO of Homeland Bank in Monticello since January 1994, and a director since 1990. He served as Executive Vice President of that bank from 1990 through 1993.

      James F. Freet has been a Senior Vice President of Homeland Bank, N.A. since 1984.

      Greg E. Stibal has been Marketing Director for Homeland Bank, N.A. since 1981.

      Stacy Ware has been a Senior Vice President of Homeland Bank, N.A. since 1991, and served as a Vice President of Homeland Bank in Oelwein from 1980 through 1990. He has also been a director of Homeland Savings Bank, FSB since December 1994.


  ITEM 2.              PROPERTIES

      The corporate offices of Homeland are located at 229 East Park Avenue, Waterloo, Iowa 50704-5300. Homeland Bank, N.A.'s operations are conducted from eight facilities located in Waterloo, three offices in Cedar Falls, Iowa, four offices located in communities surrounding Waterloo and Cedar Falls, and a data processing facility located in Des Moines. Homeland Savings Bank, FSB has two offices in Waterloo, three offices in metropolitan Des Moines, and single offices in Cedar Rapids, Iowa City, Decorah, and Vinton. Homeland Bank in Monticello has one banking location. Homeland Bank in Indianola has five offices located in Indianola, Iowa, and surrounding communities. Homeland Bank in Oelwein has three offices located in Oelwein, Iowa, and nearby communities. Of the thirty-four banking facilities, twenty-eight are owned and six are leased. All of Homeland's facilities are modern, well-maintained, and adequate for its operating needs.


  ITEM 3.              LEGAL PROCEEDINGS

      No legal proceedings are pending against Homeland or its subsidiaries which would have a materially adverse effect on the financial condition of Homeland.


  ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      No matters were submitted to Homeland shareholders for voting purposes during the quarter ended December 31, 1995.




                                      PART II


  ITEM 5.              MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

      Homeland common stock is traded on the Nasdaq Stock Market under the trading symbol "HLND." At January 31, 1996, there were approximately 1,700 common shareholders of record, and the closing market trade price was $28.25 per share.

      Homeland has consistently paid quarterly cash dividends to its shareholders in each of the last 19 years. As a multi-bank holding company, Homeland's primary source of funds for payment of cash dividends to its shareholders is the receipt of cash dividends from its subsidiaries (see Note 15 in the Notes to Consolidated Financial Statements under Item 8 of this report).

                        MARKET TRADE PRICES
      CALENDAR        ------------------------            DIVIDENDS
      QUARTER         HIGH     LOW      CLOSE             PER SHARE
      -------------------------------------------------------------
       1995
        First         $23-3/4  $21      $23-7/16          $    .21
        Second         24                20-3/424              .22
        Third          29-3/4            23-1/429-3/4          .22
        Fourth         29-7/8            27-1/229-3/4          .22
      -------------------------------------------------------------

        Total                                                  $.87
      =============================================================

      1994
        First         $25-1/2  $23       $24              $    .21
        Second         25                 23   25              .21
        Third          25                 23-1/224-1/4         .21
        Fourth         24-1/4             22-1/423-1/4         .21
      ------------------------------------------------------------

        Total                                              $   .84
      =============================================================


  ITEM 6.  SELECTED FINANCIAL DATA
                                                    YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------------
  (Dollars in thousands,
  except per share data)             1995        1994        1993        1992        1991
                                 ------------------------------------------------------------

  FINANCIAL RESULTS
      Interest income            $  92,480   $  72,096  $   56,786  $   64,046  $   73,573
      Interest expense              44,804      30,440      21,941      28,832      40,319
      Net interest income           47,676      41,656      34,845      35,214      33,254
      Net interest income -
      taxable-equivalent            48,653      42,923      36,290      36,935      35,904
      Provision for loan losses        941         296         770       2,145       3,730
      Noninterest income            11,665       9,676       9,277       8,335       7,852
      Noninterest expenses          36,350      32,332      25,650      24,502      22,870
      Income before income taxes    22,050      18,704      17,702      16,902      14,506
      Income tax expense             8,429       6,443       5,682       5,346       4,144
      Net income                    13,621      12,261      12,020      11,556      10,362
      Cash dividends                 4,992       4,808       4,656       4,496       4,308

  -------------------------------------------------------------------------------------------
  FINANCIAL POSITION

      Securities                $  217,556  $  282,450  $  279,077  $  306,295  $  312,333
      Loans                        844,789     792,796     464,992     438,588     442,433
      Deposits                     962,719     949,360     708,805     736,452     799,362
      Stockholders' equity         127,321     114,742     109,601     102,228      97,431
      Total assets               1,232,907   1,190,633     865,032     902,817     940,008

  -------------------------------------------------------------------------------------------
  AVERAGE BALANCES

      Securities                $  268,242  $  292,303  $  296,593  $  306,660  $  288,351
      Loans                        827,017     636,543     441,993     438,175     438,957
      Deposits                     947,967     862,170     722,031     767,728     762,676
      Stockholders' equity         120,852     112,930     106,338      99,045      94,078
      Total assets               1,224,759   1,069,638     880,836     916,719     906,037

  -------------------------------------------------------------------------------------------
  PER SHARE DATA(1)<F1>

      Weighted average number
      of shares outstanding      5,744,836   5,732,133   5,698,464   5,700,786   5,786,132

      Net income                  $   2.37  $     2.14  $     2.11   $    2.03  $     1.79
      Cash dividends                   .87         .84         .82         .79         .75
      Book value                     22.18       19.99       19.30       18.00       16.77
      Market price range(2)<F2>

      Low                            20.75       22.25       20.50       16.00       16.25
      High                           29.88       25.50       25.50       22.25       19.25
      Close                          29.75       23.25       24.62       22.25       16.75

  -------------------------------------------------------------------------------------------
  FINANCIAL RATIOS


      Return on average total assets  1.11%       1.15%       1.36%       1.26%       1.14%
      Return on average stockholders'
        equity                       11.27        10.86      11.30       11.67        11.01
      Efficiency ratio(3)<F3>        57.19        59.75      54.69       52.32        50.51
      Dividend payout ratio          36.65        39.21      38.74       38.91        41.57
      Average stockholders' equity
        to average total assets       9.87        10.56      12.07       10.80        10.38
      Leverage capital ratio          8.63         8.11      11.76       10.76         9.76

  -------------------------------------------------------------------------------------------

  (1)<F1> Per share data have been retroactively restated to reflect a two-for-one common stock split on August 16, 1993.
  (2)<F2> Market prices represent actual trade prices obtained from the Nasdaq Stock Market.
  (3)<F3> Operating expenses (excluding other real estate owned expense and amortization of intangibles) as a percentage of net interest income, on a fully taxable-equivalent basis, and noninterest income (excluding gains or losses on securities transactions).
  Note: The comparability of the financial information presented herein is significantly affected by Homeland's acquisition of MidAmerica Financial Corporation on June 1, 1994, which was accounted for as a purchase transaction.


  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  FINANCIAL REVIEW

     This financial review section presents management's discussion and analysis of Homeland Bankshares Corporation ("Homeland") for 1995, 1994, and 1993. It is provided to enable a better understanding of the significant factors affecting Homeland's operations. This financial review should be read in conjunction with the consolidated financial statements, accompanying notes, and the financial statistics presented elsewhere within this Form 10-K.

  ===========================================================================


  EARNINGS ANALYSIS

  PERFORMANCE SUMMARY

     Homeland reported consolidated net earnings for 1995 of $13,621,000, the highest in the company's history. This represented an 11.1% increase over 1994 net earnings of $12,261,000. The increase in net income also improved earnings per share to $2.37 from $2.14 the previous year. Net income in 1993 was $12,020,000 with per share earnings of $2.11.

  COMPONENTS OF NET INCOME PER SHARE

  (Dollars per share)                          1995      1994       1993
  -----------------------------------------------------------------------

  Net interest income                          $8.30     $7.27     $ 6.12
  Provision for loan losses                      .16       .05        .14
  Noninterest income                            2.03      1.68       1.63
  Noninterest expenses                          6.33      5.64       4.50
  -----------------------------------------------------------------------
  Income before income taxes                    3.84      3.26       3.11
  Income tax expense                            1.47      1.12       1.00
  -----------------------------------------------------------------------

  NET INCOME PER SHARE                         $2.37     $2.14     $ 2.11
  =======================================================================

     Earnings during 1995 benefited from increases in net interest income and noninterest income, but were partially offset by higher loan loss provision and noninterest expenses. Solid loan growth and improvement in nonperforming assets also contributed to the higher 1995 financial results. Increases in net interest income similarly benefited 1994 earnings compared to 1993, as well as a reduction in the loan loss provision for that year; however, increased noninterest expenses held down 1994 net income to a modest 2.0% increase over 1993.

     Comparisons of 1995 results of operations with prior years are significantly affected by the addition of MidAmerica Financial Corporation ("MidAmerica") which was acquired by Homeland on June 1, 1994. MidAmerica's total assets at its acquisition date were $356 million. The cash acquisition was accounted for as a purchase, and therefore, the results of operations of MidAmerica are only included subsequent to the date of acquisition. MidAmerica provided $616,000 and $606,000 to Homeland's consolidated net income during 1995 and 1994, respectively, increasing consolidated earnings per share by $.11 each year.


  RETURN ON AVERAGE ASSETS AND EQUITY
  (Taxable-equivalent basis)

  (Percentage of average assets)               1995      1994      1993
  ---------------------------------------------------------------------

  Net interest income                         3.98%     4.01%      3.96%
  Provision for loan losses                    .08       .03        .09
  Noninterest income                           .95       .90       1.05
  Noninterest expenses                        2.96      3.02       2.91
  Income tax expense                           .78       .71        .65
  ---------------------------------------------------------------------
  RETURN ON AVERAGE ASSETS                    1.11      1.15       1.36
  x Average assets to equity                10.13X      9.47x      8.28x
  ----------------------------------------------------------------------

  RETURN ON AVERAGE EQUITY                   11.27%    10.86%     11.30%
  ======================================================================

     Homeland's return on average assets was 1.11% in 1995, compared to 1.15% and 1.36% in 1994 and 1993, respectively. This ratio was lowered significantly following Homeland's thrift acquisition in 1994 as savings institutions typically operate with a lower return on assets than do commercial banks.

     Return on average equity is another standard measurement that indicates how effectively a company has generated earnings on the capital invested by its shareholders. Homeland's return on average equity was 11.27% in 1995 compared to 10.86% in 1994 and 11.30% in 1993. Homeland's relatively high equity-to-assets ratio, while providing a solid foundation for the company to operate from, has served to restrain the company's return on equity over the last few years. The equity-to-assets ratios at December 31, 1995 and 1994 were 10.33% and 9.64%, respectively. Management continues to search for profitable uses for its excess capital.


  NET INTEREST INCOME

     Net interest income is the excess of the interest and fees received on interest earning assets over the interest expense paid on interest bearing liabilities, while taxable-equivalent net interest income includes an adjustment to ensure that interest income on taxable and nontaxable assets is comparable. Net interest income totaled $47,676,000 in 1995, $41,656,000 in 1994, and $34,845,000 in 1993. Taxable-equivalent net interest income was $48,653,000 in 1995, $42,923,000 in 1994, and $36,290,000 in 1993.

     Homeland has experienced substantial growth in net interest income from a combination of earning assets growth and effective management of overall interest rate sensitivity and liquidity. During 1995, a 15.1% growth in average earning assets offset a modest seven basis point reduction in net interest margin and resulted in a 14.5% increase in net interest income. Although a significant part of the earning asset growth was due to the inclusion of MidAmerica balances since June 1, 1994, net interest income also benefited as lower-yielding securities matured and were reinvested into higher-yielding quality loans.


  NET INTEREST SPREAD AND MARGIN

  (Taxable-equivalent basis)                    1995      1994      1993
  ----------------------------------------------------------------------

  Yield on interest earning assets             8.30%     7.50%     7.25%
  Rate on interest bearing liabilities         4.60      3.66      3.33
  ---------------------------------------------------------------------
  NET INTEREST SPREAD                          3.70      3.84      3.92
  Noninterest bearing funds contribution        .62       .55       .60
  ---------------------------------------------------------------------

  NET INTEREST MARGIN                          4.32%     4.39%     4.52%
  =====================================================================


     Net interest spread is the difference between the yield on interest earning assets and the rate paid on interest bearing liabilities, while net interest margin includes the benefit of noninterest bearing funds. Management attempts to maintain an appropriate mixture of interest sensitive assets and liabilities to stabilize net interest income in times of volatile market interest rates. From a declining market interest rate environment in 1993, short-term market rates increased dramatically during 1994 by as much as 300 basis points, and then beginning early in 1995 began to ease back, until by the end of 1995 they had fallen by approximately 100 basis points from their earlier peak. Homeland's net interest margin declined from 4.52% in 1993 to 4.39% in 1994 and 4.32% in 1995.

     The net interest margin decline was largely attributable to Homeland's thrift acquisition in mid-1994, since savings institutions generally operate at a lower net interest margin than commercial banks. Although MidAmerica's substantially lower net interest margin of 4.13% in 1994 and 3.75% in 1995 had an initial negative effect on Homeland's consolidated net interest margin, Homeland is compensated by the earnings growth potential gained through the thrift's capabilities of entering new markets currently unavailable to commercial banks in Iowa.


  NONINTEREST INCOME

  (Percentage of average assets)               1995      1994      1993
  ---------------------------------------------------------------------
  Data processing services                     .21%      .24%      .28%
  Trust services                               .20       .21       .29
  Student loan servicing fees                  .09       .02       ---
  Deposit account service charges              .25       .25       .28
  Securities gains (losses)                    ---       ---       .01
  Other                                        .20       .18       .19
  ---------------------------------------------------------------------

  Total                                        .95%      .90%     1.05%
  =====================================================================

     Management's ability to provide diversified financial services to its customers has created steady growth in noninterest income. Total noninterest income increased by 20.6% in 1995 to $11,665,000 from $9,676,000 in 1994 due mainly to the inclusion of a full year of MidAmerica's noninterest income. During 1994, noninterest income showed an increase of $399,000 or 4.3% over 1993. As a percentage of average assets, noninterest income improved to .95% in 1995 after a decline in 1994 to .90% from 1.05% in 1993.

     Data processing service fees remained relatively stable at $2,511,000, $2,529,000, and $2,452,000 for 1995, 1994, and 1993, respectively. Homeland provides data processing and correspondent banking services to over 170 financial institutions from its main processing center in Waterloo and from a satellite location in Des Moines.

     Trust revenues increased by 10.0% to $2,450,000 during 1995 from $2,228,000 in 1994, after declining from $2,534,000 in 1993. Trust fee income benefited from the managed asset growth during 1995 after a disappointing year in 1994. Increased competition from insurance and brokerage companies continue to be a significant factor in restraining trust revenues.

     The primary reason for the higher noninterest income during 1995 was an increase of $814,000 in student loan servicing fees, a source of fee income that originated for Homeland with its acquisition of MidAmerica in mid-1994. The student loan servicing fees during 1994 were $272,000, rising to $1,086,000 in 1995.

     Deposit account service charge income increased during 1995 and 1994 by $361,000 and $277,000, respectively. Deposit account service charges have remained relatively stable as a percentage of average assets during the last three years.

     Other noninterest income increased by $562,000 or 29.1% in 1995 to $2,493,000. The prior year totaled $1,931,000, increasing from $1,740,000 in 1993. Revenue generated from real estate loans sold on the secondary market contributed $916,000 to other noninterest income in 1995, $363,000 in 1994, and $316,000 in 1993. The addition of a full year's mortgage operations from the acquired thrift was the main reason for the increase in 1995.



  NONINTEREST EXPENSES

  (Percentage of average assets)               1995      1994      1993
  ---------------------------------------------------------------------

  Salaries and wages                          1.23%     1.18%     1.16%
  Employee benefits                            .32       .38       .39
  Occupancy                                    .22       .23       .24
  Equipment                                    .19       .22       .22
  Supplies                                     .09       .08       .09
  Advertising and promotion                    .14       .16       .12
  Professional fees                            .08       .11       .08
  FDIC insurance                               .11       .18       .19
  Intangible amortization                      .18       .14       .08
  Insurance                                    .03       .04       .04
  Communications                               .06       .06       .05
  Postage and freight                          .05       .05       .06
  Other real estate owned                     (.02)     (.05)      .01
  Other                                        .29       .24       .18
  ---------------------------------------------------------------------

  Total                                       2.97%     3.02%     2.91%
  =====================================================================

     Total noninterest expenses increased by $4.0 million in 1995 compared to 1994, and $6.7 million in 1994 compared to 1993. A significant component of this expense increase was the inclusion of a full year of MidAmerica's costs in 1995 and seven months of expense in 1994. During 1995 and 1994, MidAmerica added expenses of $11,765,000 and $6,562,000, respectively. Total noninterest expense as a percentage of average assets declined to 2.97% in 1995 from 3.02% in 1994, after increasing from 2.91% in 1993.

     One measurement of effective management of cost control is the efficiency ratio which represents adjusted operating expenses as a percentage of noninterest income and net interest income on a fully taxable-equivalent basis. Homeland's efficiency ratio was 57.19% for 1995, 59.75% for 1994, and 54.69% for 1993. The improvement during 1995 reflects management's efforts to reduce post-acquisition noninterest expenses through systems conversions, departmental consolidations, and centralization of banking functions to gain operating efficiencies and to improve customer services.

     Personnel costs were $18,998,000 in 1995, $16,655,000 in 1994, and
  $13,652,000 in 1993. Excluding MidAmerica costs, personnel expenses declined to $13,678,000 in 1995 from $13,723,000 in 1994. Management has controlled noninterest expenses related to human resources through savings realized in group health insurance premiums and reductions of full-time equivalent staff.

     Advertising and promotion expenses included costs associated with Homeland's name change in 1995 which totaled approximately $550,000. The increase in 1994 from 1993 resulted from the addition of MidAmerica and its costs of $481,000 for the seven months of 1994.

     A significant development during 1995 was the reduction in FDIC deposit insurance premiums for commercial banks from $.23 per $100 of deposits to $.04 per $100 of deposits effective as of June 1, 1995. This resulted in a $590,000 reduction in Homeland's FDIC insurance expense during 1995. All Homeland institutions currently maintain a "well-capitalized" status which qualify them for the lowest applicable FDIC premium rates. In addition, starting January 1, 1996, the commercial bank deposit premium was further lowered to virtually zero.

     Federal legislation has been proposed which would require the recapitalization of the FDIC's Savings Association Insurance Fund ("SAIF"). The proposal would assess a special one-time charge of $.85 per $100 of SAIF deposits, which could result in an estimated expense to Homeland of approximately $2,200,000 sometime in the future, and would reduce Homeland's future SAIF deposit insurance premiums from the present $.23 per $100 of deposits to as low as zero, in turn reducing Homeland's future FDIC premium expense by an estimated $500,000 per year.

     Homeland recognized intangible amortization expense of $2,149,000, $1,462,000, and $731,000 in 1995, 1994, and 1993, respectively. The increased level of amortization during 1994 was a result of the MidAmerica acquisition. Intangible assets consist of core deposit intangibles and goodwill.

     Gains from the disposition of other real estate owned resulted in net income of $276,000 during 1995 and $566,000 in 1994, compared to net expense of $52,000 in 1993. Other real estate owned properties were reduced to a nominal level by the end of 1995.

     Total other noninterest expenses were $5,183,000 in 1995, a 23.1% increase as a full year of MidAmerica expenses were included in comparison to seven months of expense in 1994. Excluding the expense of MidAmerica, other noninterest expenses were $2,969,000 in 1995, $3,344,000 in 1994, and $2,984,000 in 1993.


  INCOME TAX EXPENSE

     Homeland's effective income tax rate increased to 38.2% in 1995, up from 34.4% in 1994, and 32.1% in 1993. The effective income tax rates differ from the marginal income tax rate of 35% primarily because of interest income on tax-exempt securities and loans. Homeland's reduction of its investment in tax-exempt obligations, as well as the increased nondeductible amortization of intangible assets, have contributed to the effective rate increases.


  NEWLY-ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued in March 1995 with an effective date for fiscal years beginning after December 15, 1995. This statement specifies when certain long-lived assets should be reviewed for impairment and how to measure and report an impairment loss. Management believes that the effect of the statement on Homeland's consolidated financial statements will not be material.

     SFAS No. 122, "Accounting for Mortgage Servicing Rights," was issued in May 1995 with an effective date for fiscal years beginning after December 31, 1995. This statement amends SFAS No. 65 by establishing a new standard for capitalizing mortgage servicing rights. Under SFAS No. 122, the accounting principles for mortgage servicing rights are the same for mortgages originated by the servicer as for those acquired through purchase transactions. Accordingly, under the new statement, a bank would record an asset for mortgage servicing rights when it sold mortgages and retained the servicing. Management believes that the effect of the statement on Homeland's financial statements will not be material.

     SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995 with an effective date for fiscal years beginning after December 15, 1995. This statement established financial accounting and reporting standards for stock-based employee compensation plans applying a fair value based method to measure the compensation cost. Management believes that the effect of the statement on Homeland's financial statements will not be material.



  CREDIT RISK MANAGEMENT

  CREDIT ORIGINATION, MANAGEMENT, AND REVIEW

     The management of Homeland believes that sound lending represents a desirable and profitable means of employing bank funds. During 1995, management upheld its objective to strengthen credit management and credit review, both which are essential for maintaining a quality loan portfolio.

     Credit approval functions are locally-based and include a review process to ensure that sound and consistent credit decisions are made. Each credit request is analyzed and passed through an approval process to ensure that proper documentation and underwriting standards are met before credit is extended. Larger transactions require higher levels of authorization, including review by Homeland's executive management. Once credit has been extended, the borrower's financial condition is continually monitored to maintain credit quality. In addition, a holding company credit review function reviews, tests, and monitors credit quality on an ongoing basis.

     A uniform credit risk rating system is utilized by all Homeland subsidiaries, allowing risk to be analyzed and controlled on a consistent companywide basis. When credits reach a predetermined level of risk, they are placed in watch list categories and receive increased attention from senior management and each institution's board of directors. This credit risk rating system drives the process of determining the adequacy of the allowance for loan losses and the amount of the provision for loan losses.


  ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is a valuation reserve for estimated losses inherent in the loan portfolio. Actual credit losses, net of recoveries, are deducted from the allowance for loan losses when they occur. Factors considered in the evaluation of the allowance level include estimated future losses from loan agreements and obligations, deterioration in credit concentrations or pledged collateral, and historical loss experience, as well as trends in portfolio volume, composition, delinquencies, and nonaccruals. Management assesses the adequacy of the allowance for loan losses of each subsidiary every quarter. However, actual losses could differ significantly from the amounts estimated by management.

     SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," was adopted January 1, 1995. Under this standard, loans considered to be impaired are reduced to the present value of the expected future cash flows or to the fair value of collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as provision for loan losses. Adopting the standard resulted in no initial increase to either the allowance for loan losses or the provision for loan losses for Homeland.

     The balance in the reserve for loan losses was $8.6 million at December 31, 1995, representing 1.02% of total loans and 174% of nonperforming assets. At December 31, 1994, the allowance stood at $9.1 million, or 1.15% of total loans and 122% of nonperforming assets. The 1993 loan loss reserve was $7.3 million, representing 1.57% of total loans and 69% of nonperforming assets at December 31, 1993. The lower allowance-to-loans percentages in 1994 and 1995 reflect the shift in Homeland's loan composition to a higher percentage of consumer real estate loans that generally carry less inherent risk than do commercial loans.

     Net charge offs totaled $1,420,000, $129,000, and $867,000 for the three years ending December 31, 1995. As a percentage of average loans, net charge offs were .17% in 1995, .02% in 1994, and .20% in 1993. Over the last five years Homeland's net charge offs have averaged .25% of average loans. Homeland's provision for loan losses was $941,000 in 1995, $296,000 in 1994, and $770,000 in 1993. The year 1994 benefited from the $665,000 recovery of a single commercial real estate loan which had been previously charged off.



  RISK ELEMENT LOANS

                                                     DECEMBER 31,
                                               -----------------------
  (Dollars in millions)                         1995     1994     1993
  --------------------------------------------------------------------
  Loans past due 90 days or more (1)<F1>       $ 2.8    $ 1.6    $  .4
  Nonaccrual loans                               1.8      5.4      9.7
  --------------------------------------------------------------------
  Total nonperforming loans                      4.6      7.0     10.1
  Restructured loans                              .3       .3       .5
  Potential problem loans                       13.4     17.1     14.2
  --------------------------------------------------------------------

  Total risk element loans                     $18.3    $24.4    $24.8
  ====================================================================

  (1)<F1> Includes government sponsored student loans totaling $1.6 million in 1995 and $1.1 million in 1994, for which there is minimal risk of loss.


     Complementing Homeland's loan volume growth has been a decline in the level of nonperforming assets. Nonperforming loans decreased by $2.4 million during 1995, including a 66% reduction in nonaccrual loans. During 1995, Homeland's largest problem loan was satisfied through a negotiated sale of Homeland's rights which reduced total nonperforming loans by approximately $1 million. Nonperforming loans decreased by $3.1 million during 1994, primarily from loan principal paydowns.

     Expressed as a percentage of total loans and foreclosed property, nonperforming assets improved to .58% at December 31, 1995, compared to .94% and 2.28% at the end of 1994 and 1993, respectively. Homeland's asset quality is a reflection of the company's community-based banking focus and conservative lending policies.

     If nonaccrual and restructured loans had been current in accordance with their original terms, interest income would have been increased by $105,000 in 1995 and $545,000 in 1994. In addition to nonperforming and restructured loans at December 31, 1995, Homeland management identified loans totaling $13.4 million for which payments were presently current, but the borrowers were experiencing financial difficulties. These potential problem loans included loans that have been identified by the credit review process as being inadequately protected by the current worth and payment capacity of the borrowers, or of the collateral pledged as security.

     Foreclosed property declined to $325,000 at December 31, 1995, down from $356,000 and $562,000 at December 31, 1994 and 1993, respectively, as dispositions continued to exceed new additions of foreclosed property.

     Agricultural loans are the only industry concentration that exceeded 10% of total loans. At December 31, 1995, Homeland had $46.3 million of agricultural operating loans and $55.8 million of real estate loans secured by farmland, which together aggregated 12.1% of total loans. These agricultural related loans included $446,000 classified by management as nonaccrual and $8.5 million as potential problem loans, aggregating 1.1% of total loans. No agricultural related loans were restructured at December 31, 1995.

     At December 31, 1995, Homeland had no interest earning assets, other than loans, that met past due, nonaccrual, restructured, or potential problem loan criteria.



  BALANCE SHEET ANALYSIS

  FEDERAL FUNDS AND SECURITIES

     Homeland's core deposits have historically provided adequate funding to satisfy customer loan demand. Any excess funds are invested in federal funds sold or securities. Also, on a daily basis, Homeland purchases federal funds from its respondent banks as a correspondent banking service.

     At December 31, 1995, total securities were $217.6 million compared to $282.5 million the prior year-end, a decrease of 23%. Excluding the securities acquired in connection with the MidAmerica acquisition in 1994, securities declined during 1994 from 1993, by approximately 28%. Homeland has downsized it securities portfolio by utilizing maturing securities to satisfy increased loan demand. Homeland's securities portfolio had an average maturity of 1.9 years at December 31, 1995, compared to 2.3 years and
  2.5 years at December 31, 1994 and 1993, respectively.

     Effective January 1, 1994, Homeland adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which resulted in a net increase to stockholders' equity of $778,000, net of deferred income taxes. In November 1995, the Financial Accounting Standards Board issued implementation guidance for SFAS No. 115. Accordingly, on December 31, 1995, Homeland reclassified securities with an amortized cost of $79,680,000 and net unrealized gains of $952,000 from held to maturity to available for sale.

     Homeland does not engage in any speculative trading with its securities portfolio, nor does it hold any exotic derivative instruments which have recently received much attention from the financial press and regulatory agencies. Management feels that while these transactions may offer benefits to some investors, Homeland's balance sheet is more efficiently managed with conventional strategies.


  LOANS

     Management's ability to lend money at profitable rates to attract borrowers is greatly affected by economic conditions. Loan growth during 1995 benefited from the favorable economic conditions in Homeland's market area. Total loans grew by 6.6% from 1994 to 1995, reaching $845 million at December 31, 1995. Consumer real estate loans led all loan categories with an 11.3% increase, followed by consumer loans with an 8.2% growth during 1995. The more modest increases in commercial and commercial real estate loans were accompanied by an improvement in credit quality, as indicated by the reduced amount of nonperforming assets. Total loans increased during 1994 from 1993 by 70.5%, primarily due to $233 million in loans acquired with the MidAmerica acquisition.


  DEPOSITS

     Customer deposits are the principal source of funds available for lending and investing activities. Deposit levels were up slightly from $949 million the previous year to $963 million at December 31, 1995. Homeland's loan-to-deposit ratio increased from 84% in 1994 to 88% in 1995. Supplementing the funding provided by customer deposits, Homeland utilizes a variety of other funding sources including Federal Home Loan Bank borrowings and federal funds purchased from other banks.


  BORROWINGS

     During 1995, Homeland elected to reduce its borrowing costs by extending $40 million of short-term borrowings to long-term debt maturing in 1997.


  CAPITAL RESOURCES

  CAPITAL RATIOS                                        REGULATORY
                                                   CAPITAL REQUIREMENTS
                                                 -------------------------
                                                     WELL        MINIMUM
                                  1995     1994  CAPITALIZED   REQUIREMENT
  ------------------------------------------------------------------------
  Tier I risk-based capital      13.78%   13.03%     6.00%        4.00%
  Total risk-based capital       14.84    14.18     10.00         8.00
  Leverage capital                8.63     8.11      5.00         4.00

     Banking is an extensively regulated industry. To maintain the shareholders' and customers' security, banking regulatory agencies have set forth capital requirements based upon the relative risk of different assets held by banks. Homeland's capital ratios have consistently exceeded the "well-capitalized" regulatory capital requirements for financial institutions. While successfully maintaining an adequate level of capital, Homeland has consistently paid quarterly cash dividends to its shareholders. Dividends received from Homeland's subsidiaries are the primary source of funds available to Homeland for payment of cash dividends to its shareholders, for acquisitions, and for debt repayment. State and federal banking regulations require minimum capital levels to be maintained and impose certain restrictions on the amount of cash dividends that subsidiaries can pay to their parent company in any given year. At December 31, 1995, stockholders' equity of Homeland subsidiaries totaled $122 million, of which approximately $13 million was available for the payment of cash dividends to Homeland.

     Homeland's stockholders' equity totaled $127.3 million at December 31, 1995, 11.0% higher than December 31, 1994. The net unrealized gain on securities available for sale, net of deferred income taxes, was $622,000 at December 31, 1995, compared to a net unrealized loss at year-end 1994 of $3,287,000. Declining market interest rates during 1995 were responsible for the securities portfolio market value improvement.

     Homeland's closing market trade prices were $29.75 and $23.25 at December 31, 1995 and 1994, with book values per share of $22.18 and $19.99, respectively. Homeland common stock is traded on the Nasdaq Stock Market under the trading symbol "HLND."

     During 1993, Homeland had a two-for-one common stock split which was the seventh split since Homeland was organized in 1981. The split was effected in the form of a 100% stock dividend with Homeland issuing 2,839,073 new common shares.

     Homeland had no commitments for any significant capital expenditures at December 31, 1995, and currently carries no long-term debt at the parent company.


  ASSET-LIABILITY MANAGEMENT

     Asset-liability management encompasses both the maintenance of adequate liquidity and the management of interest rate sensitivity. Liquidity management involves planning to meet anticipated funding needs, while interest rate sensitivity management attempts to provide the optimal level of net interest income while managing exposure to risks associated with interest rate movements.


  LIQUIDITY

     Core deposits have historically provided Homeland with a major source of stable and relatively low cost funding. Secondary sources of liquidity include federal funds sold, maturing securities and loans, securities available for sale, and borrowed funds. In the normal course of business, Homeland banks have established short-term lines of credit for the management of daily liquidity needs. At December 31, 1995, these unused lines of credit aggregated $111 million.

     During 1995, cash and cash equivalents increased to $119.9 million at year-end compared to $61.4 million at the end of 1994. The $58 million increase was provided by $18 million of operating activities, $16 million of investing activities, and $24 million of financing activities. An increase in the amount of federal funds purchased from downstream respondent banks was largely responsible for generating the higher level of cash and cash equivalents at December 31, 1995.


  INTEREST RATE SENSITIVITY

     Interest rate sensitivity has traditionally been measured by gap analysis, which represents the difference between assets and liabilities that reprice in certain time periods. This method, while useful, has a number of limitations as it is a static point-in-time measurement and does not take into account the varying degrees of sensitivity to interest rates within the balance sheet. As shown in the following table, on a static-gap basis, the cumulative ratio of interest sensitive assets to interest sensitive liabilities in a one-year time frame was 1.24, and as a percentage of total assets was 10.29%.

     Because of the inherent limitations of gap analysis, Homeland uses an earnings simulation model to more realistically measure its sensitivity to changing interest rates. Management monitors the rate sensitivity and liquidity positions on an ongoing basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns.

  INTEREST RATE SENSITIVITY ANALYSIS

                                                      DECEMBER 31, 1995
                                   -------------------------------------------------------------------
                                             AFTER ONE  AFTER THREE
                                     WITHIN   THROUGH     THROUGH
                                      ONE      THREE      TWELVE    TOTAL AFTER     ONE
  (Dollars in thousands)             MONTH    MONTHS      MONTHS     ONE YEAR       YEAR       TOTAL
  ----------------------------------------------------------------------------------------------------
  Interest earning assets
    Federal funds sold             $ 73,850  $    ---   $    ---    $  73,850    $     ---  $   73,850
    Securities                       27,125     8,435     50,735       86,295      131,261     217,556
    Loans                           241,058    55,549    209,713      506,320      338,469     844,789
  ----------------------------------------------------------------------------------------------------

  Total interest earning
    assets                          342,033    63,984    260,448      666,465      469,730   1,136,195
  ----------------------------------------------------------------------------------------------------
  Sources of funds
    Interest bearing
    demand deposits (1)<F1>          21,399       ---        ---       21,399       85,048     106,447
    Money market deposits(1)<F1>    129,304       ---        ---      129,304       44,696     174,000
    Savings deposits(1)<F1>          13,695       ---        ---       13,695       54,782      68,477
    Time deposits                    49,868    55,364    183,971      289,203      200,690     489,893
    Federal funds purchased          70,225       ---        ---       70,225          ---      70,225
    Other short-term borrowings      15,587       ---        ---       15,587          ---      15,587
    Long-term borrowings                ---        75        150          225       43,700      43,925
  ----------------------------------------------------------------------------------------------------
  Total rate sensitive liabilities  300,078    55,439    184,121      539,638      428,916     968,554
    Demand deposits, net of cash
      and due from banks                ---       ---        ---          ---       77,830      77,830
    Other, net                          ---       ---        ---          ---       89,811      89,811
  ----------------------------------------------------------------------------------------------------

  Total sources of funds            300,078    55,439    184,121      539,638      596,557   1,136,195
  ----------------------------------------------------------------------------------------------------

  Interest sensitivity gap        $  41,955  $  8,545   $ 76,327    $ 126,827    $(126,827) $      ---
  ====================================================================================================
  Cumulative gap                  $  41,955  $ 50,500   $126,827    $126,827
  Cumulative gap as a percentage
    of total assets                    4.21%     4.91%      4.83%     10.29%
  Cumulative ratio of interest
    sensitive assets to interest
    sensitive liabilities              1.14      1.14       1.24       1.24
  ====================================================================================================

  (1)<F1> On the basis of historical studies, deposits determined to be less sensitive to changes in market interest rates are included in the "after one year" category.

  QUARTERLY FINANCIAL INFORMATION
  (Unaudited)

                                                    1995 QUARTER ENDED
                                        ----------------------------------------
  (Dollars in thousands,
  except per share data)                 MAR 31    JUNE 30    SEPT 30    DEC 31
  ------------------------------------------------------------------------------

  Interest income                       $22,107    $22,902    $23,404    $24,067
  Interest expense                       10,597     11,070     11,319     11,818
  Provision for loan losses                 114        269        229        329
  Noninterest income                      2,641      2,948      3,093      2,983
  Noninterest expenses                    9,207      9,241      8,882      9,020
  Income tax expense                      1,754      2,036      2,425      2,214
  ------------------------------------------------------------------------------

  NET INCOME                            $ 3,076    $ 3,234    $ 3,642    $ 3,669
  ==============================================================================

  NET INCOME PER SHARE                  $   .54    $   .56    $   .63    $   .64

  ==============================================================================

                                                    1994 Quarter ended
                                        ----------------------------------------
  (Dollars in thousands,
  except per share data)                 Mar 31    June 30    Sept 30    Dec 31
  ------------------------------------------------------------------------------

  Interest income                       $13,276   $15,861    $21,047     $21,912
  Interest expense                        5,069     6,465      8,938       9,968
  Provision for loan losses                  25       (20)        40         251
  Noninterest income                      2,392     2,565      2,385       2,334
  Noninterest expenses                    6,088     7,473      9,446       9,325
  Income tax expense                      1,496     1,599      1,864       1,484
  ------------------------------------------------------------------------------

  Net income                            $ 2,990   $ 2,909    $ 3,144     $ 3,218
  ==============================================================================

  Net income per share                  $   .52   $   .51    $   .55     $   .56

  ==============================================================================

     Fourth quarter net income was $3,669,000 in 1995 compared to $3,218,000 in 1994, a 14.0% increase. Net income per share comparisons were $.64 and $.56, respectively.

     Net interest income increased by $305,000 for the last three months of 1995 compared to the same three-month period in 1994 due to a higher level of earning assets. Net interest margin for the fourth quarter was 4.22% in 1995 and 4.36% in 1994. The net interest income increase was supplemented by a total $954,000 benefit of higher noninterest income and lower noninterest expenses in the fourth quarter of 1995 compared to the same quarter in 1994; however, higher loan loss provision and income tax expense lowered the overall 1995 fourth quarter net income increase to $451,000.

     The noninterest income for the fourth quarter of 1995 included a $242,000 increase in trust service revenue and $169,000 increase in student loan servicing fees compared to the 1994 fourth quarter.

     The reduction of FDIC insurance premiums totaling $334,000 was the primary reason for the decrease in 1995 fourth quarter noninterest expenses compared to the same period of 1994. Other expense categories showing a decrease in the fourth quarter comparisons included equipment, supplies, advertising and promotion, and professional fees. This aggregate decline of certain expenses was offset by higher personnel costs for the final three months of 1995 in comparison to the same period of 1994.

  AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
  (Taxable-equivalent basis)

                                                              YEARS ENDED DECEMBER 31,
                                -------------------------------------------------------------------------------------
                                            1995                        1994                        1993
                                ----------------------------   --------------------------  --------------------------
                                  AVERAGE            AVERAGE   Average            Average  Average            Average
  (Dollars in thousands)          BALANCE  INTEREST   RATE     balance  Interest   rate    balance  Interest    rate
  -------------------------------------------------------------------------------------------------------------------
  ASSETS
  Federal funds sold            $   30,910  $ 1,847   5.98%  $   44,408  $ 1,915   4.31%  $ 57,425   $  1,761   3.07%
  Other short-term investments         ---      ---    ---        5,008      153   3.06      7,139        191   2.68
  Taxable securities               231,338   14,520   6.28      245,643   14,389   5.86    249,431     14,848   5.95
  Tax-exempt securities             36,904    2,879   7.80       46,660    3,894   8.35     47,162      4,208   8.92
  Loans                            827,017   74,211   8.97      636,543   53,013   8.33    441,993     37,223   8.42
  -------------------------------------------------------------------------------------------------------------------

  Total interest earning assets  1,126,169   93,457   8.30%     978,262   73,364   7.50%   803,150     58,231   7.25%
  -------------------------------------------------------------------------------------------------------------------

  Noninterest earning assets
   Cash and due from banks          45,427                       46,791                     48,271
   Premises and equipment           24,757                       20,553                     14,164
   Other assets                     37,394                       32,440                     22,632
   Allowance for loan losses        (8,988)                      (8,408)                    (7,381)
  -------------------------------------------------------------------------------------------------------------------

  Total assets                  $1,224,759                   $1,069,638                   $880,836
  ===================================================================================================================

  LIABILITIES
  Interest bearing demand
    deposits                    $  101,831    2,110   2.07%  $   99,567    2,082   2.09%  $ 90,383      1,939   2.15%
  Money market deposits            168,287    6,067   3.61      173,143    5,028   2.90    167,122      4,629   2.77
  Savings deposits                  66,638    1,520   2.28       63,576    1,476   2.32     51,787      1,251   2.42
  Time deposits                    495,243   26,542   5.36      411,274   17,899   4.35    304,842     12,842   4.21
  Federal funds purchased           60,513    3,586   5.93       39,534    1,660   4.20     42,072      1,181   2.81
  Other short-term borrowings       56,447    3,474   6.15       41,297    2,135   5.17      3,507         99   2.82
  Long-term borrowings              25,485    1,505   5.91        2,239      161   7.19        ---        ---    ---
  -------------------------------------------------------------------------------------------------------------------

  Total interest bearing
    liabilities                    974,444   44,804   4.60%     830,630   30,441   3.66%   659,713     21,941   3.33%
  -------------------------------------------------------------------------------------------------------------------
  Noninterest bearing liabilities
   Demand deposits                 115,968                      114,610                    107,897
   Accrued expenses and other
     liabilities                    13,495                       11,468                      6,888
  -------------------------------------------------------------------------------------------------------------------
  Total liabilities              1,103,907                      956,708                    774,498
  STOCKHOLDERS' EQUITY             120,852                      112,930                    106,338
  -------------------------------------------------------------------------------------------------------------------

  Total liabilities and equity  $1,224,759                   $1,069,638                   $880,836
  ===================================================================================================================

  NET INTEREST INCOME                       $48,653                      $42,923                     $ 36,290
  ===================================================================================================================

  NET INTEREST SPREAD                                 3.70%                        3.84%                        3.92%
  ===================================================================================================================

  NET INTEREST MARGIN                                 4.32%                        4.39%                        4.52%
  ===================================================================================================================

  Notes: Interest income for tax-exempt loans and securities is shown on a fully taxable-equivalent basis. The adjustments for 1995, 1994, and 1993 were $977,000, $1,267,000, and $1,445,000, respectively, based on a marginal income tax rate of 35%.

  Nonaccrual loans are included in loan balances.

  CHANGES IN NET INTEREST INCOME
  (Taxable-equivalent basis)
                                                      1995/94                          1994/93
                                            ----------------------------    -----------------------------
                                             CHANGE DUE TO                    Change due to
                                            ----------------      TOTAL     -----------------      Total
  (Dollars in thousands)                    RATE      VOLUME      CHANGE    Rate       Volume      change
  -------------------------------------------------------------------------------------------------------
  INCREASE (DECREASE) IN INTEREST INCOME
  Federal funds sold                       $  514    $  (582)   $   (68)   $   554    $  (400)   $   154
  Other short-term investments                ---       (153)      (153)        19        (57)       (38)
  Taxable securities                          654       (523)       131       (326)      (133)      (459)
  Tax-exempt securities                      (200)      (815)    (1,015)      (269)       (45)      (314)
  Loans                                     5,408     15,790     21,198     (1,119)    16,909     15,790
  -------------------------------------------------------------------------------------------------------

  Change in interest income                 6,376     13,717     20,093     (1,141)    16,274     15,133
  -------------------------------------------------------------------------------------------------------

  INCREASE (DECREASE) IN INTEREST EXPENSE
  Interest bearing demand deposits            (17)        45         28        (49)       192        143
  Money market deposits                     1,041         (2)     1,039        233        166        399
  Savings deposits                            (27)        71         44        (60)       285        225
  Time deposits                             5,004      3,638      8,642        589      4,468      5,057
  Federal funds purchased                   1,045        881      1,926        550        (71)       479
  Other short-term borrowings                 556        783      1,339        970        ---        161
  Long-term borrowings                       (327)     1,671      1,344        161      1,066      2,036
  -------------------------------------------------------------------------------------------------------

  Change in interest expense                7,275      7,087     14,362      2,394      6,106      8,500
  ------------------------------------------------------------------------------------------------------

  Change in net interest income           $  (899)   $ 6,630    $ 5,731    $(3,535)   $10,168    $ 6,633
  ======================================================================================================

  Notes: Interest income for tax-exempt loans and securities is shown on a fully taxable-equivalent basis. The adjustments for 1995, 1994, and 1993 were $977,000, $1,267,000, and $1,445,000, respectively, based on a marginal income tax rate of 35%.

  Rate change is computed as the difference in the rate between the current and prior year times the volume of the current year, while the volume change is computed as the difference in volume between the current and prior year times the prior year's rate. The rate/volume variance is allocated entirely to rate change.


  SECURITIES BY TYPE
                                                       DECEMBER 31,
                                              -------------------------------
  (Dollars in thousands)                        1995       1994       1993
  ---------------------------------------------------------------------------
  U.S. Treasury                               $ 64,288   $ 85,495   $131,723
  U.S. Government agencies                      21,771     30,886     32,832
  U.S. Government agencies mortgage-backed      69,368     78,236     55,061
  Student loan participation certificates       16,708     30,105        ---
  States and political subdivisions             34,095     42,436     48,021
  Corporate                                        427      1,955      9,107
  Corporate mortgage-backed                      3,906      4,573        556
  Other                                          6,993      8,764      1,777
  ---------------------------------------------------------------------------

  Total                                       $217,556   $282,450   $279,077
  ===========================================================================

  MATURITIES AND AVERAGE YIELDS OF SECURITIES
                                                         DECEMBER 31, 1995
                             --------------------------------------------------------------------------
                                                    AFTER ONE           AFTER FIVE
                             WITHIN ONE YEAR   THROUGH FIVE YEARS    THROUGH TEN YEARS  AFTER TEN YEARS
                             ---------------   ------------------    -----------------  ---------------
  (Dollars in thousands)     AMOUNT    YIELD    AMOUNT    YIELD      AMOUNT    YIELD   AMOUNT   YIELD
  -----------------------------------------------------------------------------------------------------
  U.S. Treasury              $32,654    5.03%   $ 31,462   5.50%     $    ---    ---%  $  172   7.50%
  U.S. Government agencies     7,361    7.15      14,410   6.19           ---    ---      ---    ---
  U.S. Government agencies
   mortgage-backed             8,212    6.71      52,357   6.22         7,450   7.78    1,349   8.50
  Student loan participation
   certificates               16,708    5.95         ---    ---           ---    ---      ---    ---
  States and political
   subdivisions                6,427    7.57      10,894   8.10        16,517   7.79      257   8.23
  Corporate                      427    5.87         ---    ---           ---    ---      ---    ---
  Corporate mortgage-backed      900    5.80       3,006   5.80           ---    ---      ---    ---
  Other                          ---     ---         115   6.28           ---    ---    6,878   6.96
  -----------------------------------------------------------------------------------------------------

  Total                      $72,689    5.89%   $112,244   6.19%     $ 23,967   7.79%  $8,656   7.25%
  =====================================================================================================

  Note: Yields on tax-exempt securities are computed on a fully taxable-equivalent basis using a marginal income tax rate of 35%.


  NONPERFORMING ASSETS AND RESTRUCTURED LOANS

                                                    DECEMBER 31,
                                     -------------------------------------------
  (Dollars in thousands)              1995     1994     1993     1992    1991
  ------------------------------------------------------------------------------
  Loans past due 90 days or
    more (1)<F1>                     $2,766   $1,622  $   413   $ 341   $   246
  Nonaccrual loans                    1,852    5,443    9,653    4,338    1,958
  Foreclosed property                   325      356      562    1,199    2,959
  ------------------------------------------------------------------------------

  Total nonperforming assets         $4,943   $7,421  $10,628   $5,878   $5,163
  ==============================================================================

  Total nonperforming assets as a
    percentage of total loans and
    foreclosed property                 .58%     .94%    2.28%    1.34%    1.16%
  ==============================================================================


  Restructured loans                 $  307   $  296  $   486   $4,012   $5,557
  ==============================================================================

  (1)<F1> Includes government sponsored student loans of $1,643,000 in 1995 and $1,131,000 in 1994, for which there is minimal risk of loss.



  ANALYSIS OF ALLOWANCE FOR LOAN LOSSES


  (Dollars in thousands)          1995      1994      1993      1992      1991
  ------------------------------------------------------------------------------

  Balance at beginning of year $  9,082  $  7,315  $  7,412  $  5,946  $  5,338
  ------------------------------------------------------------------------------

  Provision for loan losses         941       296       770     2,145     3,730
  ------------------------------------------------------------------------------

  Recoveries
   Commercial, financial, and
   agricultural                      78       316       474       712       368
   Commercial real estate           249       953       140        35       ---
   Consumer real estate              33        13        17        11        25
   Consumer                         194       156       214       104        78
  ------------------------------------------------------------------------------

     Total recoveries               554     1,438       845       862       471
  ------------------------------------------------------------------------------

  Charge offs
   Commercial, financial, and
     agricultural                   391       631       422     1,106     3,181
   Commercial real estate           236       341       935       199        72
   Consumer real estate              51        33        17        31        32
   Consumer                       1,296       562       338       205       308
  ------------------------------------------------------------------------------

     Total charge offs            1,974     1,567     1,712     1,541     3,593
  ------------------------------------------------------------------------------

     Net charge offs              1,420       129       867       679     3,122
  ------------------------------------------------------------------------------

  Allowance of purchased
    financial institution           ---     1,600       ---       ---       ---
  ------------------------------------------------------------------------------

  Balance at end of year       $  8,603  $  9,082  $  7,315  $  7,412  $  5,946
  ==============================================================================


  Average loans                $827,017  $636,543  $441,993  $438,175  $438,957
  Total loans                   844,789   792,796   464,992   438,588   442,433
  Recoveries as a percentage
    of total charge offs          28.06%    91.77%    49.36%    55.94%    13.11%
  Net charge offs as a
    percentage of average loans     .17%      .02%      .20%      .15%      .71%
  Allowance for loan losses as a
    percentage of total loans      1.02%     1.15%     1.57%     1.69%     1.34%

  ==============================================================================



  LOANS BY TYPE

                                                   DECEMBER 31,
                                ------------------------------------------------
  (Dollars in thousands)          1995      1994      1993      1992      1991
  ------------------------------------------------------------------------------
  Commercial                    $104,466  $ 97,342  $ 80,749  $ 80,250  $ 91,260
  Bank stock                      27,914    29,602    31,316    31,997    29,899
  Agricultural                    46,282    48,679    61,305    61,252    78,971
  Commercial real estate         158,206   148,276    68,955    64,948    59,219
  Agricultural real estate        55,751    59,219    53,700    49,123    34,244
  Consumer real estate           318,461   286,085   107,564   100,646    98,787
  Consumer                       133,709   123,593    61,403    50,372    50,053
  ------------------------------------------------------------------------------

  Total                         $844,789  $792,796  $464,992  $438,588  $442,433
  ==============================================================================


  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                                                        DECEMBER 31,
                           -------------------------------------------------------------------------------------------------------
                                   1995                 1994                 1993                 1992                 1991
                           -------------------  -------------------  -------------------  -------------------  -------------------
                                      RATIO OF             Ratio of             Ratio of             Ratio of             Ratio of
                           ALLOWANCE  LOANS TO  Allowance  loans to  Allowance  loans to  Allowance  loans to  Allowance  loans to
  (Dollars in thousands)    AMOUNT     TOTAL     amount     total     amount     total     amount     total     amount     total
  --------------------------------------------------------------------------------------------------------------------------------
  Commercial                $1,377    12.61%    $1,407     12.31%    $1,954     17.37%    $1,864     18.30%     $1,563     20.63%
  Bank stock                   302     3.10        298      3.73        337      6.73        334      7.29         159      6.76
  Agricultural                 928     5.44      1,173      6.11      1,588     13.18        995     13.97       1,489     17.85
  Commercial real estate     1,692    18.71      2,052     18.74        858     14.83      2,466     14.81       1,488     13.38
  Agricultural real estate   1,349     6.61      1,740      7.43      1,590     11.55        958     11.20         451      7.74
  Consumer real estate       1,536    37.70      1,281     36.09        475     23.13        450     22.95         440     22.33
  Consumer                   1,419    15.83      1,131     15.59        513     13.21        345     11.48         356     11.31
  --------------------------------------------------------------------------------------------------------------------------------

  Total                     $8,603   100.00%    $9,082    100.00%    $7,315    100.00%    $7,412    100.00%     $5,946    100.00%
  ================================================================================================================================


  LOAN MATURITIES AND INTEREST RATE SENSITIVITY

                                                DECEMBER 31, 1995
                                      -----------------------------------------
                                                AFTER ONE    AFTER
                                       WITHIN     THROUGH    FIVE
  (Dollars in thousands)              ONE YEAR  FIVE YEARS   YEARS      TOTAL
  -----------------------------------------------------------------------------

  Commercial, financial, and
    agricultural loans outstanding   $ 123,170  $  48,117   $  7,375  $ 178,662
  =============================================================================

  Note: Included in the above loans due after one year were variable rate loans of $25,890,000 and fixed rate loans of $29,602,000. Loan maturities are based on contractual terms. Such terms do not vary significantly as a result of loan rollovers.



  MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE


                                          DECEMBER 31, 1995
                         -------------------------------------------------------
                                      AFTER THREE   AFTER SIX
                            WITHIN    THROUGH SIX THROUGH TWELVE  AFTER
  (Dollars in thousands) THREE MONTHS   MONTHS       MONTHS      ONE YEAR  TOTAL
  ------------------------------------------------------------------------------

  Time certificates        $13,893      $ 9,116     $17,065     $19,434  $59,508
  Other time deposits          664          102       1,321       2,445    4,532
  ------------------------------------------------------------------------------

  Total                    $14,557      $ 9,218     $18,386     $21,879  $64,040
  ==============================================================================


  ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


  HOMELAND BANKSHARES CORPORATION
  CONSOLIDATED BALANCE SHEETS

                                                        DECEMBER 31,
  (Dollars in thousands, except per share data)      1995          1994
  -----------------------------------------------------------------------
  ASSETS
  Cash and due from banks                        $   46,072    $   46,692
  Federal funds sold                                 73,850        14,700
  -----------------------------------------------------------------------
  Total cash and cash equivalents                   119,922        61,392

  Securities
    Available for sale (amortized cost $216,565
      in 1995 and $166,271 in 1994)                 217,556       161,096
    Held to maturity (fair value $119,190
    in 1994)                                            ---       121,354
  -----------------------------------------------------------------------
  Total securities                                  217,556       282,450

  Loans
    Commercial, financial, and agricultural         178,662       175,623
    Commercial real estate                          213,957       207,495
    Consumer real estate                            318,461       286,085
    Consumer                                        133,709       123,593
  -----------------------------------------------------------------------
  Total loans                                       844,789       792,796
    Allowance for loan losses                        (8,603)       (9,082)
  -----------------------------------------------------------------------
  Net loans                                         836,186       783,714

  Premises and equipment                             24,609        24,676
  Intangible assets                                  18,471        20,620
  Other assets                                       16,163        17,781
  -----------------------------------------------------------------------

  Total assets                                   $1,232,907    $1,190,633
  =======================================================================

  LIABILITIES
  Deposits
    Noninterest bearing demand                   $  123,902    $  118,949
    Interest bearing demand                         106,447       110,749
    Money market                                    174,000       171,746
    Savings                                          68,477        68,254
    Time                                            489,893       479,662
  -----------------------------------------------------------------------
  Total deposits                                    962,719       949,360
  Federal funds purchased                            70,225        27,425
  Other short-term borrowings                        15,587        84,320
  Accrued expenses and other liabilities             13,130        12,336
  Long-term borrowings                               43,925         2,450
  -----------------------------------------------------------------------

  Total liabilities                               1,105,586     1,075,891
  -----------------------------------------------------------------------

  Commitments and Contingencies (Notes 6, 8, 9, 14, and 15)

  STOCKHOLDERS' EQUITY
  Common stock, $12.50 par value; 25,000,000
    shares authorized; 5,740,513 shares issued
    and outstanding (5,738,713 in 1994)              71,756        71,734
  Additional paid-in capital                            246           227
  Retained earnings                                  54,697        46,068
  Net unrealized gain (loss) on securities
    available for sale, net of income taxes             622        (3,287)
  -----------------------------------------------------------------------

  Total stockholders' equity                        127,321       114,742
  -----------------------------------------------------------------------

  Total liabilities and stockholders' equity     $1,232,907    $1,190,633

  =======================================================================

  See notes to consolidated financial statements




  HOMELAND BANKSHARES CORPORATION
  CONSOLIDATED STATEMENTS OF INCOME

                                                  YEARS ENDED DECEMBER 31,
  (Dollars in thousands, except per share data)  1995        1994       1993
  ----------------------------------------------------------------------------
  Interest income
     Loans                                      $74,098     $52,913    $37,042
     Taxable securities                          14,520      14,390     14,847
     Tax-exempt securities                        2,015       2,725      2,945
     Federal funds sold                           1,847       1,915      1,761
     Other short-term investments                   ---         153        191
  ----------------------------------------------------------------------------

  Total interest income                          92,480      72,096     56,786
  ----------------------------------------------------------------------------

  Interest expense
     Deposits                                    36,239      26,484     20,661
     Short-term borrowings                        7,060       3,795      1,280
     Long-term borrowings                         1,505         161        ---
  ----------------------------------------------------------------------------

  Total interest expense                         44,804      30,440     21,941

  ----------------------------------------------------------------------------
  Net interest income                            47,676      41,656     34,845
     Provision for loan losses                      941         296        770
  ----------------------------------------------------------------------------
  Net interest income after provision for
    loan losses                                  46,735      41,360     34,075
  ----------------------------------------------------------------------------
  Noninterest income
     Data processing services                     2,511       2,529      2,452
     Trust services                               2,450       2,228      2,534
     Student loan servicing fees                  1,086         272        ---
     Deposit account service charges              3,094       2,733      2,456
     Securities gains (losses)                       31         (17)        95
     Other                                        2,493       1,931      1,740
  ----------------------------------------------------------------------------

  Total noninterest income                       11,665       9,676      9,277
  ----------------------------------------------------------------------------

  Noninterest expenses
     Personnel                                   18,998      16,655     13,652
     Occupancy                                    2,712       2,479      2,090
     Equipment                                    2,367       2,358      1,960
     Supplies                                     1,111         889        801
     Advertising and promotion                    1,741       1,716      1,023
     Professional fees                              984       1,159        713
     FDIC insurance                               1,381       1,971      1,644
     Intangible amortization                      2,149       1,462        731
     Other real estate owned                       (276)       (566)        52
     Other                                        5,183       4,209      2,984
  ----------------------------------------------------------------------------

  Total noninterest expenses                     36,350      32,332     25,650
  ----------------------------------------------------------------------------

  Income before income taxes                     22,050      18,704     17,702
  Income tax expense                              8,429       6,443      5,682
  ----------------------------------------------------------------------------

  NET INCOME                                    $13,621     $12,261    $12,020
  ============================================================================

  NET INCOME PER SHARE                          $  2.37     $  2.14    $  2.11
  ============================================================================

  AVERAGE NUMBER OF SHARES OUTSTANDING        5,744,836   5,732,133  5,698,464
  ============================================================================

  See notes to consolidated financial statements



  HOMELAND BANKSHARES CORPORATION
  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEARS ENDED DECEMBER 31,
  (Dollars in thousands)                        1995    1994     1993
  -------------------------------------------------------------------------

  OPERATING ACTIVITIES
  Net income                                  $ 13,621  $ 12,261   $ 12,020
  Adjustments to reconcile net income to net
   cash provided by operating activities
     Amortization and accretion                  2,525       741      2,752
     Depreciation                                1,972     1,927      1,496
     Provision for loan losses                     941       296        770
     Provision for deferred income taxes           958       (44)      (354)
     Net loss (gain) on securities
      Available for sale                           (21)       20        (25)
      Held to maturity                             (10)       (3)       (70)
     Net gain on sales of other assets            (154)     (632)       (32)
     Decrease (increase) in other assets        (1,398)    2,198        149
     Decrease in accrued expenses and
       other liabilities                          (164)   (4,210)      (894)
  -------------------------------------------------------------------------


  Net cash provided by operating activities     18,270    12,554     15,812
  -------------------------------------------------------------------------
  INVESTING ACTIVITIES
  Cash and cash equivalents acquired, net
    of payment for purchase of financial
    institution                                    ---   (41,932)       ---
  Divestiture of branch offices, net of
    cash and cash equivalents                      ---   (46,853)       ---
  Proceeds from sales of securities
   Available for sale                              149    25,841      2,032
   Held to maturity                                ---       ---      2,005
  Proceeds from maturities and calls
  of securities
   Available for sale                           78,403    55,650     29,436
   Held to maturity                             47,774    48,603    103,473
  Purchases of securities
   Available for sale                          (56,649)  (50,152)   (62,779)
   Held to maturity                               (616)   (9,066)   (48,948)
  Net increase in loans                        (52,300)  (95,839)   (26,940)
  Purchases of premises and equipment           (2,205)   (2,391)    (2,844)
  Proceeds from sales of other assets            1,754     1,286        772
  -------------------------------------------------------------------------

  Net cash provided by (used for)
    investing activities                        16,310  (114,853)    (3,793)
  -------------------------------------------------------------------------
  FINANCING ACTIVITIES
  Net increase (decrease) in deposits           13,359    17,542    (27,647)
  Net increase (decrease) in federal
    funds purchased                             42,800   (12,575)   (15,875)
  Net increase (decrease) in other
    short-term borrowings                      (68,733)   69,986       (742)
  Proceeds from long-term borrowings            41,700     2,450        ---
  Repayments of long-term borrowings              (225)   (3,000)       ---
  Payments of cash dividends                    (4,992)   (4,808)    (4,656)
  Proceeds from stock options                       41       975          9
  -------------------------------------------------------------------------

  Net cash provided by (used for)
    financing activities                        23,950    70,570    (48,911)
  -------------------------------------------------------------------------
  Net increase (decrease) in cash and
    cash equivalents                            58,530   (31,729)   (36,892)
  Cash and cash equivalents at beginning
    of year                                     61,392    93,121    130,013
  -------------------------------------------------------------------------

  Cash and cash equivalents at end of year    $119,922  $ 61,392   $ 93,121
  =========================================================================

  See notes to consolidated financial statements


  HOMELAND BANKSHARES CORPORATION
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                                                                   NET
                                                          ADDITIONAL            UNREALIZED
                                                  COMMON   PAID-IN    RETAINED  SECURITIES
  (Dollars in thousands, except per share data)    STOCK   CAPITAL    EARNINGS  GAIN (LOSS)  TOTAL
  -------------------------------------------------------------------------------------------------
  Balance at January 1, 1993                      $35,488  $ 17,347   $ 49,393   $   ---   $102,228
    Net income                                        ---       ---     12,020       ---     12,020
    Cash dividends - $.82 per share                   ---       ---     (4,656)      ---     (4,656)
    Stock split (effected in the form of a
      100% stock dividend)                         35,489   (17,347)   (18,142)      ---        ---
    Common stock issued under stock option plans        7         2        ---       ---          9
  -------------------------------------------------------------------------------------------------

  Balance at December 31, 1993                     70,984         2     38,615       ---    109,601
    Net unrealized gain on securities available
      for sale at January 1, 1994                     ---       ---        ---       778        778
    Net income                                        ---       ---     12,261       ---     12,261
    Cash dividends - $.84 per share                   ---       ---     (4,808)      ---     (4,808)
    Common stock issued under stock option plans      750       225        ---       ---        975
    Net unrealized loss on securities available
      for sale                                        ---       ---        ---    (4,065)    (4,065)
  -------------------------------------------------------------------------------------------------
  Balance at December 31, 1994                     71,734       227     46,068    (3,287)   114,742
    Net income                                        ---       ---     13,621       ---     13,621
    Cash dividends - $.87 per share                   ---       ---     (4,992)      ---     (4,992)
    Common stock issued under stock option plans       22        19        ---       ---         41
    Reclassification of securities from held to
      maturity to available for sale                  ---       ---        ---       597        597
    Net unrealized gain on securities available
      for sale                                        ---       ---        ---     3,312      3,312
  -------------------------------------------------------------------------------------------------
  BALANCE AT DECEMBER 31, 1995                    $71,756  $    246   $54,697   $    622   $127,321
  =================================================================================================

  See notes to consolidated financial statements


  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Homeland Bankshares Corporation ("Homeland") is a diversified financial services company. Homeland owns and operates four commercial banks and one savings and loan association that provide a wide variety of financial services through a network of 34 locations in Iowa. Homeland also provides data processing and correspondent banking services to more than 170 financial institutions in Iowa and bordering states.

  The accounting and financial reporting policies of Homeland and its subsidiaries conform with generally accepted accounting principles and prevailing practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
  Actual results could differ from those estimates.

  PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Homeland and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain balances for 1994 and 1993 have been reclassified to conform with 1995 consolidated financial statement presentation.

  CASH AND CASH EQUIVALENTS: Cash equivalents include amounts due from banks and federal funds sold. For cash flow statement purposes, management considers all securities, including those with original maturities of three months or less, to be part of operating or investing activities rather than cash equivalents.

  SECURITIES: Securities available for sale are reported at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. Available for sale securities may be sold for management of general liquidity needs, response to market interest rate fluctuations, implementation of asset-liability management strategy, funding increased loan demand, changes in securities prepayment risk, or other similar factors. Realized gains and losses on sales are computed on a specific identification basis and are shown separately as a component of noninterest income.

  Securities held to maturity are carried at amortized cost and consist of debt securities for which Homeland has the positive intent and the ability to hold to maturity. Securities held to maturity are stated at cost, net of premium amortization and discount accretion, computed on a specific identification basis.

  Effective January 1, 1994, Homeland adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which resulted in a net increase to stockholders' equity of $778,000, net of deferred income taxes. In November 1995, the Financial Accounting Standards Board issued implementation guidance for SFAS No. 115. Accordingly, on December 31, 1995, Homeland reclassified securities with an amortized cost of $79,680,000 and net unrealized gains of $952,000 from held to maturity to available for sale.

  LOANS: Loans are stated at the principal amounts outstanding with interest income recognized based upon those outstanding loan balances. Loans are generally placed on nonaccrual status when principal or interest has been in default for a period of 90 days or more, or when collection of the loan principal or the related interest is otherwise considered doubtful. At the time a loan is placed on nonaccrual status, accrued interest receivable is reversed against interest income of the current period. Loans are returned to accrual status when factors indicating doubtful collectability no longer exist.

  SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," were adopted January 1, 1995. Under these statements, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as provision for loan losses. Adopting these standards resulted in no initial increase to either the allowance for loan losses or the provision for loan losses.

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

  ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation reserve for estimated losses inherent in the loan portfolio. Actual credit losses, net of recoveries, are deducted from the allowance for loan losses when they occur. Factors considered in the evaluation of the allowance level include estimated future losses from loan agreements and obligations, deterioration in credit concentrations or pledged collateral, and historical loss experience, as well as trends in portfolio volume, composition, delinquencies, and nonaccruals. Management assesses the adequacy of the allowance for loan losses every quarter. However, actual losses could differ significantly from the amounts estimated by management.

  PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to operating expense primarily on the straight-line method over the estimated useful lives of the
  assets.   Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

  FORECLOSED PROPERTY: Foreclosed properties consist primarily of real estate acquired as a result of customer loan defaults that are carried at the lower of the recorded investments in the defaulted loans or at fair value less estimated selling costs. Losses arising at the time of acquisition of the properties are charged to the allowance for loan losses.

  INTANGIBLE ASSETS: Goodwill and core deposit intangibles arise from net assets acquired in purchase transactions. Purchased assets and liabilities are recorded at their estimated fair values on the acquisition dates. Intangible assets are reviewed for possible impairment when events or changed circumstances may indicate that the carrying amount of the assets may not be recoverable. Goodwill is amortized on a straight-line basis over 15 years. Core deposit intangibles are amortized on a straight-line basis over an average estimated life of approximately 7 years. At December 31, 1995 and 1994, accumulated intangible amortization was $5,453,000 and $3,304,000, respectively.

  TRUST ASSETS: Assets held by Homeland's subsidiaries in fiduciary or agency capacities are not included in the consolidated financial statements. Trust services fee income is reported on the accrual method.

  INCOME TAXES: Homeland files a consolidated federal income tax return, and income tax expense is generally allocated as if each affiliate files a separate income tax return. Deferred tax assets and liabilities are recorded based on differences between the financial statement and tax basis of assets and liabilities and income tax rates currently in effect.

  NET INCOME PER SHARE: Net income per share calculations are based on the weighted average number of common shares outstanding, adjusted for stock splits and for common stock equivalents arising from the assumed exercise of outstanding stock options.

  INDUSTRY SEGMENT REPORTING: Homeland operates principally in a single business segment offering general commercial banking services.

  NEWLY-ISSUED ACCOUNTING STANDARDS: SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued in March 1995 with an effective date for fiscal years beginning after December 15, 1995. This statement specifies when certain long-lived assets should be reviewed for impairment and how to measure and report an impairment loss. Management believes that the effect of the statement on Homeland's consolidated financial statements will not be material.

  SFAS No. 122, "Accounting for Mortgage Servicing Rights," was issued in May 1995 with an effective date for fiscal years beginning after December 15, 1995. This statement amends SFAS No. 65 by establishing a new standard for capitalizing mortgage servicing rights. Under SFAS No. 122, the accounting principles for mortgage servicing rights are the same for mortgages originated by the servicer as for those acquired through purchase transactions. Accordingly, under the new statement, a bank would record an asset for mortgage servicing rights when it sold mortgages and retained the servicing. Management believes that the effect of the statement on Homeland's consolidated financial statements will not be material.

  SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995 with an effective date for fiscal years beginning after December 15, 1995. This statement established financial accounting and reporting standards for stock-based employee compensation plans applying a fair value based method to measure the compensation cost. Management is evaluating whether or not Homeland will change to the recognition provisions of SFAS No. 123; therefore, there has been no determination of the financial effect, if any, of adopting SFAS No. 123 in the year ended December 31, 1996.




  2. SUPPLEMENTAL CASH FLOW INFORMATION

  (Dollars in thousands)                              1995      1994     1993
  ------------------------------------------------------------------------------

  Cash paid
   Interest                                          $44,512   $31,687   $22,425
   Income taxes                                        7,353     7,295     6,373

  Noncash investing and financing activities
   Securities reclassified to available
     for sale category                                79,680     1,777       ---
   Loans transferred to foreclosed property            1,347       325       190
   Sales of foreclosed property financed by Homeland     199       108       408

  Acquisitions accounted for as purchase transactions
   Cash paid (including acquisition costs)               ---    47,881       ---
   Liabilities assumed                                   ---   308,198       ---
   Fair value of assets acquired                         ---   356,079       ---

  Divestiture of branch offices
   Cash paid                                             ---    46,853       ---
   Liabilities assumed by purchaser                      ---    56,698       ---
   Fair value of assets sold                             ---     9,845       ---

  Common stock was issued in connection with a
   two-for-one common stock split (effected in
   the form of a 100% stock dividend) on
   August 16, 1993.                                      ---       ---    35,489


  3. ACQUISITION

  On June 1, 1994, Homeland acquired Homeland Savings Bank, FSB and its parent company, the former MidAmerica Financial Corporation ("MidAmerica"), at a cash purchase price of approximately $50.9 million. The acquisition was accounted for as a purchase transaction with the results of MidAmerica's operations subsequent to the acquisition date included in Homeland's consolidated financial statements.

  Included in other liabilities is $3,000,000, which was withheld from the purchase proceeds of MidAmerica to secure the payment of certain claims asserted within 24 months of the acquisition date. Homeland will distribute these funds, less any reductions, together with interest on the average balance at the annual compound rate of 4%, to the former shareholders of MidAmerica on June 1, 1996.

  The following unaudited pro forma financial information contains the results of operations for the years ended December 31, 1994 and 1993, assuming the acquisition of MidAmerica had occurred on January 1, 1993. The pro forma amounts are not necessarily indicative of the financial results that would have actually occurred had the acquisition taken place on January 1, 1993, nor are they necessarily indicative of future consolidated operations of Homeland.

  (Dollars in thousands, except per share data)     1994          1993
  -----------------------------------------------------------------------

  Total revenues                                  $ 93,402       $ 95,207
  Net interest income                               45,712         44,929
  Provision for loan losses                            426            947
  Net income                                        11,694         12,167
  Net income per share                                2.04           2.14


  4. SECURITIES

  AVAILABLE FOR SALE                                     GROSS       GROSS
                                           AMORTIZED  UNREALIZED   UNREALIZED     FAIR
  (Dollars in thousands)                      COST       GAINS       LOSSES       VALUE
  ---------------------------------------------------------------------------------------
  U.S. Treasury                             $ 64,275    $  341     $  (328)      $ 64,288
  U.S. Government agencies                    21,532       277         (38)        21,771
  U.S. Government agencies mortgage-backed    69,267       560        (459)        69,368
  Student loan participation certificates     16,708       ---         ---         16,708
  States and political subdivisions           33,316       881        (102)        34,095
  Corporate                                      427       ---         ---            427
  Corporate mortgage-backed                    4,047       ---        (141)         3,906
  Other                                        6,993       ---         ---          6,993
  ---------------------------------------------------------------------------------------

  BALANCE AT DECEMBER 31, 1995              $216,565    $2,059     $(1,068)      $217,556
  =======================================================================================

  U.S. Treasury                             $ 32,512    $    1     $(1,234)      $ 31,279
  U.S. Government agencies                     8,441       ---        (302)         8,139
  U.S. Government agencies mortgage-backed    81,668         2      (3,434)        78,236
  Student loan participation certificates     30,105       ---         ---         30,105
  Corporate mortgage-backed                    4,781       ---        (208)         4,573
  Other                                        8,764       ---         ---          8,764
  ---------------------------------------------------------------------------------------

  Balance at December 31, 1994              $166,271     $   3     $(5,178)      $161,096
  =======================================================================================


  HELD TO MATURITY                                       GROSS       GROSS
                                            AMORTIZED UNREALIZED  UNREALIZED      FAIR
  (Dollars in thousands)                      COST       GAINS       LOSSES       VALUE
  ---------------------------------------------------------------------------------------
  U.S. Treasury                             $ 54,216     $ ---     $(1,740)      $ 52,476
  U.S. Government agencies                    22,747        30        (141)        22,636
  States and political subdivisions           42,436       735      (1,026)        42,145
  Corporate                                    1,955       ---         (22)         1,933
  ---------------------------------------------------------------------------------------

  Balance at December 31, 1994              $121,354     $ 765     $(2,929)      $119,190
  =======================================================================================

  At December 31, 1995, fair values of U.S. Government Agency mortgage-backed securities included $38,045,000 of collateralized mortgage obligations. These securities have expected average lives of 1 to 4 years and utilize defensive sequential payment structures to shelter cash flow streams.

  Student loan participation certificates are backed by government sponsored student loans and are issued through trust arrangements. At December 31, 1995 and 1994, there were no privately issued securities which aggregated more than 10% of Homeland's stockholders' equity.

  REALIZED GAINS AND LOSSES

  (Dollars in thousands)                   1995    1994    1993
  --------------------------------------------------------------

  Gross realized gains                    $  31   $  41   $   95
  Gross realized losses                      --     (58)      --
  --------------------------------------------------------------

  Total gains (losses)                    $  31   $ (17)  $   95
  ==============================================================

  Included in realized gains was the sale of one security in 1993 from the held to maturity category which was sold within 90 days of maturity. All other realized gains resulted from sales of securities available for sale or from gains related to calls of securities prior to their maturities.

  The amortized cost and fair value of securities at December 31, 1995, are shown below by expected maturity. Expected maturities differ from contractual maturities because issuers may have the right to call or prepay obligations. Expected maturities for mortgage-backed securities are determined by using industry derived prepayment assumptions.

  EXPECTED MATURITIES
                                                AMORTIZED    FAIR
  (Dollars in thousands)                           COST      VALUE
  -------------------------------------------------------------------

  Within one year                                $ 65,420   $ 65,504
  After one through five years                    125,583    125,864
  After five through ten years                     16,748     17,273
  After ten years                                   8,814      8,915
  -------------------------------------------------------------------

  Total                                          $216,565   $217,556
  ===================================================================


  5. LOANS

  ALLOWANCE FOR LOAN LOSSES

  (Dollars in thousands)                         1995      1994      1993
  -------------------------------------------------------------------------

  Balance at beginning of year                 $ 9,082   $ 7,315   $ 7,412
  Allowance of purchased financial institution     ---     1,600       ---
  Provision for loan losses                        941       296       770
  Loan loss recoveries                             554     1,438       845
  Loans charged off                             (1,974)   (1,567)   (1,712)
  -------------------------------------------------------------------------

  Balance at end of year                       $ 8,603   $ 9,082   $ 7,315
  =========================================================================

  Impairment of loans having a recorded investment of $664,000 at December 31, 1995, has been recognized in conformity with SFAS Nos. 114 and 118. The total allowance for loan losses related to these loans was $52,000. The average recorded investment in impaired loans during 1995 was $2,057,000. No interest income was recognized on impaired loans during 1995.

  CREDIT RISK

  At December 31, 1995 and 1994, Homeland had nonaccrual loans of $1,852,000 and $5,443,000, and restructured loans of $307,000 and $296,000, respectively. Total interest income that would have been recorded under the original terms of these loans was $247,000 in 1995 and $664,000 in 1994. Actual interest income recorded from these loans was $142,000 in 1995 and $119,000 in 1994. At December 31, 1995, there were no material commitments to lend additional funds to customers whose loans were classified as nonaccrual or restructured.

  Significant portions of Homeland's loan portfolio consisted of consumer real estate loans, and loans related to agriculture, the primary industry in Homeland's market area. In addition, a substantial amount of credit extended to banks include overnight federal funds sold and term bank stock loans.

  Certain directors and executive officers of Homeland and its subsidiaries are customers of Homeland banks in the ordinary course of business. Activity of aggregate loans exceeding $60,000 to such directors, executive officers, and their business interests during 1995 was as follows:

  (Dollars in thousands)
  ----------------------------------------------------------------------

  Balance at beginning of year                            $    16,121
  New loans                                                     7,257
  Repayments                                                   (4,987)
  Other changes                                                (2,461)
  ----------------------------------------------------------------------

  Balance at end of year                                  $    15,930
  ======================================================================

  Other changes include the addition of loans to new directors and executive officers net of the reduction of loans to persons who no longer meet the related party criteria.


  6. PREMISES AND EQUIPMENT

                                                     DECEMBER 31,
  (Dollars in thousands)                            1995      1994
  -------------------------------------------------------------------
  Land                                            $  4,808   $ 4,556
  Buildings and improvements                        23,270    22,498
  Furniture and equipment                           12,132    11,463
  -------------------------------------------------------------------
  Total cost                                        40,210    38,517
  Accumulated depreciation                         (15,601)  (13,841)
  -------------------------------------------------------------------
  Total                                           $ 24,609   $ 24,676
  ===================================================================

  Homeland has noncancelable operating leases covering certain premises and equipment. Total rent expense was $417,000 in 1995, $297,000 in 1994, and $184,000 in 1993. Minimum future commitments for leases in effect at December 31, 1995 were as follows:

  (Dollars in thousands)
  -------------------------------------------------------------------
  1996                                                    $  156
  1997                                                       107
  1998                                                        60
  1999                                                        37
  2000                                                         3
  Thereafter                                                 ---
  ------------------------------------------------------------------
  Total                                                   $  363
  ==================================================================


  7. FEDERAL FUNDS PURCHASED

  The outstanding balances for federal funds purchased as of December 31, 1995, 1994, and 1993, and the weighted average interest rates paid during each of the years then ended and at each year-end were as follows:

  (Dollars in thousands)                     1995      1994       1993
  ------------------------------------------------------------------------
  Ending balance                          $ 70,225   $ 27,425   $ 40,000
  Highest month-end balance                105,850     64,475     68,675
  Average daily balance                     60,513     39,534     42,072
  Weighted average interest rate
   Paid during year                           5.93%      4.20%      2.81%
   At year-end                                5.63       5.62       2.58


  8. OTHER SHORT-TERM BORROWINGS

  At December 31, 1995, other short-term borrowings consisted of $11 million of advances from the Federal Home Loan Bank ("FHLB") and $4.6 million in U.S. Treasury tax depository accounts. The short-term FHLB advances were secured by certain U.S. Government securities, FHLB stock, and a blanket pledge of eligible consumer real estate loans, with a weighted average interest rate at year-end of 5.82%. During 1995, the highest month-end balance of FHLB advances was $67.5 million, and the average daily balance was $51.9 million, with an average interest rate during 1995 of 6.18%. In the normal course of business, Homeland banks have established lines of credit for overnight borrowings for the management of daily liquidity needs. At December 31, 1995, these unused lines of credit aggregated $111 million.


  9. LONG-TERM BORROWINGS

  At December 31, 1995, long-term borrowings consisted of FHLB advances to Homeland subsidiaries with an average fixed interest rate of 5.77%. The long-term advances were secured by eligible consumer real estate loans and FHLB stock and were scheduled to mature as follows:

  (Dollars in thousands)
  -------------------------------------------------------------------------

  1996                                                    $   225
  1997                                                     40,225
  1998                                                        225
  1999                                                        225
  2000                                                        225
  Thereafter                                                2,800
  -------------------------------------------------------------------------

  Total                                                   $43,925
  =========================================================================


  10.      STOCKHOLDERS' EQUITY

  Homeland is required to ensure capital adequacy by maintaining minimum amounts of capital to total risk-weighted assets, as defined by the banking regulators. Homeland's capital ratios have consistently exceeded the "well-capitalized" regulatory capital requirements for financial institutions as set forth in the following table:


                                               REGULATORY CAPITAL REQUIREMENTS
                                               -------------------------------
                                                      WELL          MINIMUM
                                1995     1994     CAPITALIZED     REQUIREMENT
  ----------------------------------------------------------------------------

  Tier I risk-based capital    13.78%   13.03%       6.00%           4.00%
  Total risk-based capital     14.84    14.18       10.00            8.00
  Leverage capital              8.63     8.11        5.00            4.00
  ============================================================================

  On August 16, 1993, Homeland had a two-for-one common stock split (effected in the form of a 100% stock dividend), whereby one new share of Homeland common stock was distributed for each share held by shareholders of record as of August 5, 1993. In connection with the stock split, 2,839,073 new common shares were issued. The average number of shares outstanding, net income per share, and dividend per share information have been retroactively restated as a result of the stock split.

  11. INCOME TAXES

  (Dollars in thousands)                   1995    1994     1993
  ---------------------------------------------------------------
  Current
   Federal                               $6,554   $5,520   $5,063
   State                                    917      967      973
   --------------------------------------------------------------

  Total current                           7,471    6,487    6,036
  ---------------------------------------------------------------

  Deferred
   Federal                                  809       45     (314)
   State                                    149      (89)     (40)
  ---------------------------------------------------------------

  Total deferred                            958      (44)    (354)
  ---------------------------------------------------------------

  Total income tax expense               $8,429   $6,443   $5,682
  ===============================================================

  Included in total income taxes were income tax expenses (credits) of $12,000, $(7,000), and $36,000 for 1995, 1994, and 1993, respectively, relating to securities transactions.

  The tax effects of temporary differences that give rise to significant portions of deferred income tax assets and deferred income tax liabilities at December 31, 1995 and 1994 were as follows:

  (Dollars in thousands)                                    1995         1994
  ------------------------------------------------------------------------------

  Deferred income tax assets
   Loan losses                                            $1,131       $1,477
   Net unrealized loss on securities available for sale      ---        1,889
   Employee benefits                                          60          223
   Other                                                     390          540
  ------------------------------------------------------------------------------

  Total deferred income tax assets                         1,581        4,129
  ------------------------------------------------------------------------------

  Deferred income tax liabilities
   Premises and equipment                                    381          438
   Purchase price allocations                              1,404          946
   Net unrealized gain on securities available for sale      367          ---
   Securities discount accretion                             282          323
   Other                                                      13           74
  ------------------------------------------------------------------------------

  Total deferred income tax liabilities                    2,447        1,781
  ------------------------------------------------------------------------------

  Net deferred income tax assets (liabilities)            $ (866)      $2,348
  ==============================================================================

  The base year bad debt income tax reserve, defined as income tax reserves arising in tax years beginning before December 31, 1987, was $4,308,000 at December 31, 1995. In accordance with SFAS No. 109, no deferred income tax liability has been recognized on this amount as management does not anticipate that this bad debt income tax reserve will become taxable in the foreseeable future.

  The effective income tax rate differs from the federal statutory income tax rate in effect each year as a result of the following items:

                                            1995     1994    1993
  ---------------------------------------------------------------
  Federal statutory income tax rate        35.0%    35.0%    35.0%
  Increase (decrease) from
   Tax-exempt interest income              (3.6)    (5.6)    (6.6)
   State income taxes                       3.2      3.1      3.5
   Amortization of intangibles              3.4      2.7      1.0
   Other                                     .2      (.8)     (.8)
  ---------------------------------------------------------------

  Effective income tax rate                38.2%    34.4%    32.1%
  ===============================================================

  12. EMPLOYEE BENEFIT PLANS

  PENSION PLAN

  Homeland has a qualified defined benefit pension plan covering all eligible full-time employees. Benefits under this plan are based on years of service and compensation during the years immediately preceding retirement. The plan's primary assets include mutual funds, fixed income mortgages, and cash equivalents. Homeland's funding policy is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. Homeland's contributions to the pension plan for 1995, 1994, and 1993 were $609,000, $400,000, and $391,000, respectively.

  The components of net pension expense consisted of the following:

  (Dollars in thousands)                            1995    1994    1993
  ------------------------------------------------------------------------

  Service cost - benefits earned during the year   $ 444   $ 314   $ 301
  Interest cost on projected benefit obligation      216     184     180
  Actual loss (return) on plan assets               (428)     21    (169)
  Net amortization and deferral                      241    (229)    (26)

  ------------------------------------------------------------------------
  Net pension expense                              $ 473   $ 290   $ 286
  ========================================================================

  Homeland reviews the actuarial assumptions annually and provides adjustments based on current economic conditions and plan characteristics. Although the actual return on plan assets is shown, the expected long-term rate of return used in determining net periodic pension expense was 8% for all periods presented. The difference between the actual return and expected return is included in net amortization and deferral. For all periods presented, the actuarial present value of benefits was determined using a discount rate of 7%, and the rate of compensation increase used to measure the projected benefit obligation was 5%.

  The funded status of the pension plan at December 31, 1995 and 1994 was as follows:

  (Dollars in thousands)                               1995     1994
  ---------------------------------------------------------------------

  Actuarial present value of benefit obligations
   Vested benefit obligation                         $(2,469)  $(2,253)
   Nonvested benefit obligation                         (158)     (52)
  ---------------------------------------------------------------------

  Accumulated benefit obligation                      (2,627)  (2,305)
  Effect of projected future compensation increases   (1,059)    (782)
  ---------------------------------------------------------------------

  Projected benefit obligation                        (3,686)  (3,087)
  Plan assets at fair value                            3,488    2,678
  ---------------------------------------------------------------------

  Plan assets less than the projected
    benefit obligation                                  (198)    (409)
  Unrecognized net transition liability being
   recognized over employee service lives                107      115
  Unrecognized net loss from past experience
   different from that assumed                           447      602
  Unrecognized prior service cost                        102       13
  ---------------------------------------------------------------------

  Prepaid pension expense                            $   458  $   321
  =====================================================================

  PROFIT SHARING PLAN

  Homeland has a qualified profit sharing plan covering all eligible full-time employees. Contributions to the plan are made when certain consolidated profit conditions are achieved. Additionally, beginning in 1995, employees may participate by contributing a percentage of their salary, a portion of which is matched by Homeland. Total expenses for the profit sharing plan were $894,000, $826,000, and $962,000 in 1995, 1994, and 1993, respectively.


  STOCK OPTION PLANS

  Homeland has incentive stock option plans under which 406,250 shares of common stock have been reserved for issuance to officers of Homeland and its subsidiaries. Stock option plans are granted by the board of directors of Homeland for issuance at the market value of the common stock determined as of the date of grant. Shares reserved for issuance under the stock option plans, option prices, and shares available for future option grants have been adjusted for stock splits. Stock option activity during 1995, 1994, and 1993 was as follows:

                                                   SHARES      PRICE
  ----------------------------------------------------------------------

  Outstanding at January 1, 1993                   68,800   $      16.25
   Granted                                            ---            ---
   Exercised                                         (600)         16.25
   Canceled                                        (7,400)         16.25
  ----------------------------------------------------------------------

  Outstanding at December 31, 1993                 60,800          16.25
   Granted                                         82,000          23.25
   Exercised                                      (59,967)         16.25
   Canceled                                        (5,933)   16.25-23.25
  ----------------------------------------------------------------------

  Outstanding at December 31, 1994                 76,900          23.25
   Granted                                            ---            ---
   Exercised                                       (1,800)         23.25
   Canceled                                        (9,000)         23.25
  ----------------------------------------------------------------------

  OUTSTANDING AT DECEMBER 31, 1995                 66,100   $      23.25
  ======================================================================

  Since the inception of the incentive stock option plans, options have been granted and exercised for 324,779 shares. At December 31, 1995, all 66,100 outstanding stock options were exercisable in 1996, and 15,371 shares were available for future option grants until the plan governing these shares expires in May 1997.

  OTHER PLAN

  During 1995, Homeland implemented a supplemental retirement income plan for certain key executives and purchased life insurance policies to actuarially finance all future liabilities of the plan. Total expense related to the plan was $79,000 in 1995.


  13. ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

  Estimated fair value disclosures are reported in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value of securities is based primarily upon quoted market prices within an active market. For the remaining financial instruments, the estimated fair values presented are management's estimates of the amount at which the instrument could be exchanged in a current transaction between willing parties, based upon estimates using present value and other valuation methods. As these estimates are significantly affected by the assumptions used, estimated fair values may not be comparable between entities, nor would they be realizable in an immediate liquidation of the instruments. SFAS No. 107 excludes certain items from its disclosure requirements. Accordingly, the aggregate fair value amounts presented are not intended to represent, and do not represent, the underlying value of Homeland. The carrying values and estimated fair values of Homeland's financial instruments at December 31, 1995 and 1994 were as follows:

                                         1995                   1994
                                  -------------------   --------------------
                                            ESTIMATED              Estimated
                                   CARRYING   FAIR      Carrying     Fair
  (Dollars in thousands)            VALUE     VALUE      Value      Value
  ---------------------------------------------------------------------------

  ASSETS
  Cash and cash equivalents       $119,922   $119,922   $ 61,392   $ 61,392
  Securities                       217,556    217,556    282,450    280,286
  Net loans                        836,186    843,705    783,714    766,463

  LIABILITIES
  Deposits                         962,719    968,288    949,360    928,092
  Federal funds purchased           70,225     70,225     27,425     27,425
  Other short-term borrowings       15,587     15,587     84,320     84,320
  Long-term borrowings              43,925     43,965      2,450      2,323

  CASH AND CASH EQUIVALENTS: The carrying value approximates estimated fair value.

  SECURITIES: The estimated fair value of securities is based on quoted market prices where available. Where not available, fair values are based on quoted market prices of similar securities, adjusted for any differences in credit ratings or maturities.

  NET LOANS: The estimated fair value of loans is calculated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and maturities, adjusted for credit and prepayment risks.

  DEPOSITS: The estimated fair value of demand, money market, and savings deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using a discounted cash flow calculation that applies rates currently offered for deposits of similar remaining maturities.

  FEDERAL FUNDS PURCHASED AND OTHER SHORT-TERM BORROWINGS: The carrying value of federal funds purchased and other short-term borrowings approximate the estimated fair value.

  LONG-TERM BORROWINGS: The fair value of long-term borrowings is estimated using rates currently available for debt with similar terms and remaining maturities.

  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS: The estimated fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements. Neither the fees earned during the year or the off-balance instruments' fair value at year-end are material.


  14.      OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

  Homeland engages in off-balance sheet activities to meet the financing needs of customers. Such activities consist principally of commitments to extend credit and standby letters of credit. Exposure to credit losses is represented by the contractual amounts of the commitments to extend credit or standby letters of credit, and credit losses may be incurred when a customer fails to perform in accordance with the contractual terms. Homeland uses the same credit standards in making commitments and conditional obligations as it uses for making loans. Collateral may be obtained if deemed necessary by management's credit evaluation. Collateral held varies, but generally may include receivables, inventory, equipment, or real estate. The contractual amounts of these financial instruments at December 31, 1995 and 1994 were as follows:

  (Dollars in thousands)                         1995      1994
  -----------------------------------------------------------------

  Commitments to extend credit
   Conditional business lines                  $139,307  $132,544
   Credit card lines                             23,989    22,530
   Home equity lines                             28,994    21,624
   Other commitments                             32,271    21,763
  Standby letters of credit                      16,805    17,467

  Commitments to extend credit are contractual agreements to lend money to customers for a specific period of time provided there is no violation of any condition established in the contract. Such commitments may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

  Standby letters of credit are issued on behalf of bank customers in connection with contracts between the customers and third parties. Under a standby letter of credit, the bank assures that the third party will not suffer a loss if the customer fails to meet the contractual obligation.
  Those guarantees are primarily issued to support public and private borrowing arrangements such as bond financing and similar transactions.


  15.      CONTINGENCIES AND STATUTORY RESTRICTIONS

  Congress is considering legislation that would recapitalize the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation. This legislation would require the SAIF to be fully capitalized by a special assessment levied on all SAIF-insured deposits. Enactment of the proposed legislation could result in a one-time expense of approximately $2.2 million to Homeland in the period of such enactment, and would reduce Homeland's future SAIF deposit insurance premiums from the present $.23 per $100 of deposits to as low as zero, lowering Homeland's future FDIC premium expense by an estimated $500,000 per year.

  In the normal course of business, Homeland and its subsidiaries are periodically involved in legal proceedings. Management is of the opinion, after review with legal counsel, that there are no such actions at December 31, 1995, that will have a material effect upon the consolidated financial statements.

  The subsidiaries of Homeland are required to maintain reserve balances at the Federal Reserve Bank based upon deposit levels and other factors. The average balances of reserves required to be maintained were $11,105,000 in 1995 and $10,771,000 in 1994.

  At December 31, 1995, securities with amortized cost of $52,835,000 were pledged to secure public deposits and for other purposes as required or permitted by law.

  Dividends received from Homeland's subsidiaries are the primary source of funds available to Homeland for payment of dividends to its shareholders. State and federal banking regulations require minimum capital levels to be maintained and impose certain restrictions on the amount of dividends that subsidiaries may pay in any given year. At December 31, 1995, stockholders' equity of Homeland's subsidiaries totaled $122,327,000, of which approximately $13,000,000 was available for the payment of dividends to Homeland in accordance with these regulatory requirements.


  16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

  BALANCE SHEETS

                                                         DECEMBER 31,
  (Dollars in thousands)                               1995       1994
  -----------------------------------------------------------------------

  ASSETS
  Cash and due from banks                            $  7,622   $    141
  Securities available for sale                           ---      1,500
  Investments in subsidiaries                         122,327    115,625
  Deferred income taxes                                    98        101
  Other assets                                            608        667
  -----------------------------------------------------------------------

  Total assets                                       $130,655   $118,034
  =======================================================================

  LIABILITIES
  Deferred compensation                              $    251   $    277
  Supplemental retirement plan                             79        ---
  Other liabilities                                     3,004      3,015
  -----------------------------------------------------------------------

  Total liabilities                                     3,334      3,292
  -----------------------------------------------------------------------

  STOCKHOLDERS' EQUITY
  Common stock                                         71,756     71,734
  Additional paid-in capital                              246        227
  Retained earnings                                    54,697     46,068
  Net unrealized gain (loss) on securities
    available for sale, net of income taxes               622     (3,287)
  -----------------------------------------------------------------------
  Total stockholders' equity                          127,321    114,742

  -----------------------------------------------------------------------
  Total liabilities and stockholders' equity         $130,655   $118,034
  =======================================================================

  STATEMENTS OF INCOME
                                             YEARS ENDED DECEMBER 31,
  (Dollars in thousands)                    1995       1994       1993
  -----------------------------------------------------------------------

  INCOME
  Dividends from subsidiaries             $ 11,200   $ 44,250   $ 10,750
  Interest from subsidiaries                   130         46         19
  Other interest                               113        153        191
  Management fees from subsidiaries            583        401        262
  -----------------------------------------------------------------------

  Total income                              12,026     44,850     11,222
  -----------------------------------------------------------------------

  EXPENSES
  Interest                                     ---         48        ---
  Personnel                                    693        511        410
  Advertising and promotion                    102        104         93
  Professional fees                            186        488        224
  Other                                        133         93         26
  -----------------------------------------------------------------------

  Total expenses                             1,114      1,244        753
  -----------------------------------------------------------------------

  Income before income taxes and equity
    in undistributed income of
    subsidiaries                            10,912     43,606     10,469
  Income tax expense (credit)                   84        (13)       (97)
  -----------------------------------------------------------------------

  Income before equity in undistributed
    income of subsidiaries                  10,828     43,619     10,566
  Equity in undistributed income of
    subsidiaries                             2,793    (31,358)     1,454
  -----------------------------------------------------------------------

  NET INCOME                              $ 13,621   $ 12,261    $12,020
  =======================================================================

  STATEMENTS OF CASH FLOWS

                                             YEARS ENDED DECEMBER 31,
  (Dollars in thousands)                    1995       1994       1993
  -----------------------------------------------------------------------

  OPERATING ACTIVITIES
  Net income                              $ 13,621   $ 12,261   $ 12,020
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
      Equity in undistributed income
        of subsidiaries                     (2,793)    31,358     (1,454)
      Provision for deferred income taxes        3         57        (52)
      Decrease (increase) in other assets       59        (36)      (111)
      Increase (decrease) in deferred
        compensation                           (26)       (18)       (17)
      Increase (decrease) in other
        liabilities                             68         15        ---
  -----------------------------------------------------------------------

  Net cash provided by operating activities 10,932     43,637     10,386
  -----------------------------------------------------------------------

  INVESTING ACTIVITIES
  Proceeds from maturities of securities
    available for sale                       6,000        ---        ---
  Purchases of securities available
    for sale                                (4,500)    (1,500)       ---
  Purchase of financial institution            ---    (47,881)       ---
  -----------------------------------------------------------------------

  Net cash provided by (used for)
    investing activities                     1,500    (49,381)       ---
  -----------------------------------------------------------------------

  FINANCING ACTIVITIES
  Payments of cash dividends                (4,992)    (4,808)    (4,656)
  Proceeds from stock options exercised         41        975          9
  -----------------------------------------------------------------------

  Net cash used for financing activities    (4,951)    (3,833)    (4,647)
  -----------------------------------------------------------------------

  Net increase (decrease) in cash and
    cash equivalents                         7,481     (9,577)     5,739
  Cash and cash equivalents at beginning
    of year                                    141      9,718      3,979
  -----------------------------------------------------------------------

  Cash and cash equivalents at end of year $ 7,622    $   141    $ 9,718
  =======================================================================



  SUPPLEMENTAL CASH FLOW INFORMATION

  (Dollars in thousands)                      1995      1994      1993
  -----------------------------------------------------------------------

  Cash paid (received)
   Interest                                $   ---    $    48    $   ---
   Income taxes                                (32)       125       (173)

  Noncash investing and financing activities
   Homeland issued shares of its common
   stock in connection with a two-for-one
   common stock split (effected in the
   form of a 100% stock dividend) on
   August 16, 1993.                            ---        ---     35,489


  INDEPENDENT AUDITORS' REPORT




  To the Board of Directors and Shareholders of Homeland Bankshares Corporation
  Waterloo, Iowa


  We have audited the accompanying consolidated balance sheets of Homeland Bankshares Corporation and its subsidiaries (Homeland) as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of Homeland's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Homeland as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



  /S/Deloitte & Touche LLP
  ----------------------------
  Deloitte & Touche LLP
  Des Moines, Iowa
  January 17, 1996


  MANAGEMENT'S REPORT OF FINANCIAL RESPONSIBILITY


  The management of Homeland Bankshares Corporation ("Homeland") is responsible for the preparation and integrity of the accompanying consolidated financial statements and all other information contained in this 1995 Annual Report on Form 10-K. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and necessarily include amounts that are based on management's informed judgments and estimates.

  To fulfill its responsibilities for the integrity of financial information, management maintains and relies on Homeland's systems of internal controls. These systems include written policies, an organizational structure providing division of responsibilities, and the selection and training of qualified personnel. Homeland also maintains a staff of internal auditors to review and evaluate the adequacy of Homeland's internal control systems and adherence to its policies and procedures. Management believes that Homeland's internal control systems provide reasonable assurance that financial information is accurate, and that material errors or irregularities will be prevented or detected within a timely period.

  The Board of Directors oversees financial information through an Audit Committee composed solely of nonmanagement directors of Homeland and its subsidiaries. The Audit Committee meets regularly with Homeland's independent auditors, internal auditors, and management to assure that all are properly discharging their responsibilities. The Audit Committee also approves the scope of the internal audits, and reviews any recommendations for improving internal accounting controls. Homeland's independent auditors and internal auditors have free access to the Audit Committee, and the Audit Committee has free access to outside legal counsel. The Board of Directors, on recommendation from the Audit Committee, appoints the independent auditors, Deloitte & Touche LLP.



  /S/Erl A. Schmiesing
  --------------------------------
  Erl A. Schmiesing
  Chairman, President, and CEO



  /S/Robert S. Kahler
  --------------------------------
  Robert S. Kahler
  Executive Vice President and CFO


  January 17, 1996




  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in Homeland's independent auditors, nor any disagreements between the management of Homeland and its independent auditors relating to accounting or financial disclosures.


                                     PART III


  ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

      Information pertaining to directors of Homeland is incorporated herein by reference from pages 2-3 of Homeland Bankshares Corporation's Proxy Statement for its 1996 Annual Meeting of Shareholders. Information pertaining to the executive officers of Homeland is presented in Item 1 of this report under the caption "Executive Officers."


  ITEM 11.   EXECUTIVE COMPENSATION

      Information pertaining to executive compensation is incorporated herein by reference from pages 4-7 of Homeland Bankshares Corporation's Proxy Statement for its 1996 Annual Meeting of Shareholders.


  ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information pertaining to management ownership and principal holders of Homeland common stock is incorporated herein by reference from page 8 of Homeland Bankshares Corporation's Proxy Statement for its 1996 Annual Meeting of Shareholders.


  ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information pertaining to transactions with management is incorporated herein by reference from page 3 of Homeland Bankshares Corporation's Proxy Statement for its 1996 Annual Meeting of Shareholders.


                                      PART IV


  ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)1.   FINANCIAL STATEMENTS

             The following financial statements of Homeland Bankshares Corporation and its subsidiaries are included in Item 8 of this report:

                  Consolidated balance sheets - December 31, 1995 and 1994

                  Consolidated statements of income -
                  Years ended December 31, 1995, 1994, and 1993

                  Consolidated statements of cash flows -
                  Years ended December 31, 1995, 1994, and 1993

                  Consolidated statements of changes in stockholders' equity - Years ended December 31, 1995, 1994, and 1993


     (a)2.   FINANCIAL STATEMENT SCHEDULES

             Financial statement schedules have not been included in the consolidated financial statements as they are not applicable.


     (a)3.   EXHIBITS

             Index to Exhibits - Page 47

               Exhibit 3.1 Articles of Incorporation of Homeland Bankshares Corporation as amended April 25, 1995.

               Exhibit 3.2 Homeland Bankshares Corporation Bylaws as adopted November 10, 1994 are incorporated herein by reference to Exhibit 3.2 to the company's Current Report on Form 8-K dated January 5, 1995.

               Exhibit 10.1 Incentive Stock Option II dated January 21, 1987 is incorporated herein by reference to Exhibit
                              10.1 to the company's Annual Report on Form 10-K for December 31, 1993.

               Exhibit 10.2 Agreement for Deferred Compensation for R. Scott Fetner dated March 10, 1987 is incorporated herein by reference to Exhibit 10.2 to the company's Annual Report on Form 10-K for December 31, 1993.

               Exhibit 10.3 Form of Severance Agreement providing 2.5 times includible compensation to certain executive officers is incorporated herein by reference to
                              Exhibit 10.3 to the company's Annual Report on Form 10-K for December 31, 1993.

               Exhibit 10.4 Form of Severance Agreement providing 1.5 times includible compensation to certain executive officers is incorporated herein by reference to
                              Exhibit 10.4 to the company's Annual Report on Form 10-K for December 31, 1993.

               Exhibit 10.5 Supplemental Retirement Income Plan dated June 20, 1995 and related agreements with certain executive officers are incorporated herein by reference to
                              Exhibit 10.5 to the company's Quarterly Report on Form 10-Q for September 30, 1995.

               Exhibit 10.6 Employment and Noncompetition Agreement with Gregory L. O'Hara dated June 1, 1994 is incorporated herein by reference to Exhibit 10.6 to the company's Annual Report on Form 10-K for December 31, 1994.

               Exhibit 11     Statement Re Computation of Earnings Per Share.

               Exhibit 21     Homeland Bankshares Corporation's subsidiaries are

                              incorporated herein by reference from Item 1 of this Annual Report on Form 10-K.

               Exhibit 23 Consent of Deloitte & Touche LLP, independent auditors, to the use of their report dated January 17, 1996 on the consolidated financial statements of Homeland Bankshares Corporation as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995.

               Exhibit 27     Financial Data Schedule

     (b)     REPORTS ON FORM 8-K:

             No reports were filed on Form 8-K during the quarter ended December 31, 1995.

                                 ***SIGNATURES***

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 1996.

                          HOMELAND BANKSHARES CORPORATION
                          -------------------------------


  /S/ Erl A. Schmiesing                      /S/ Robert S. Kahler
  -------------------------                 --------------------------------
  Erl A. Schmiesing                          Robert S. Kahler
  Chairman, President & CEO                  Executive Vice President & CFO
                                             (Principal Financial and Accounting
                                             Officer)


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated on March 19, 1996.


          /S/ Joy C. Corning
          -------------------------------     -------------------------------
          Joy C. Corning, Director            Douglas K. Shull, Director



          /S/ Robert S. Kahler                /S/ James R. Walker
          -------------------------------     -------------------------------
          Robert S. Kahler, Director,         James R. Walker, Director
          Executive Vice President & CFO


          /S/ James E. McKinstry              /S/ Herbert E. Williams
          -------------------------------     -------------------------------
          James E. McKinstry, Director        Herbert E. Williams, Director



          /S/ Erl A. Schmiesing
          -------------------------------
          Erl A. Schmiesing, Director,
          Chairman, President & CEO


                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                            ---------------------------

  INDEX TO EXHIBITS TO FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995


                           ----------------------------

                          HOMELAND BANKSHARES CORPORATION
                               229 EAST PARK AVENUE
                             WATERLOO, IOWA 50704-5300

  EXHIBIT NO.                          ITEM                                PAGE
  -----------   ------------------------------------------------

    3.1         Articles of Incorporation of Homeland Bankshares
                Corporation as amended April 25, 1995.                      48

    3.2         Homeland Bankshares Corporation Bylaws as adopted
                November 10, 1994 are incorporated herein by reference to Exhibit 3.2 to the company's Current Report on Form 8-K dated January 5, 1995.

    10.1 Incentive Stock Option II dated January 21, 1987 is incorporated herein by reference to Exhibit 10.1 to the company's Annual Report on Form 10-K for December 31, 1993.

    10.2 Agreement for Deferred Compensation for R. Scott Fetner dated March 10, 1987 is incorporated herein by reference to
                Exhibit 10.2 to the company's Annual Report on Form 10-K for December 31, 1993.

    10.3 Form of Severance Agreement providing 2.5 times includible compensation to certain executive officers is incorporated herein by reference to Exhibit 10.3 to the company's Annual Report on Form 10-K for December 31, 1993.

    10.4 Form of Severance Agreement providing 1.5 times includible compensation to certain executive officers is incorporated herein by reference to Exhibit 10.4 to the company's Annual Report on Form 10-K for December 31, 1993.

    10.5 Supplemental Retirement Income Plan dated June 20, 1995 and related agreements with certain executive officers are incorporated herein by reference to Exhibit 10.5 to the company's Quarterly Report on Form 10-Q for September 30, 1995.

    10.6        Employment and Noncompetition Agreement with Gregory L.
                O'Hara dated June 1, 1994 is incorporated herein by reference to Exhibit 10.6 to the company's Annual Report on Form 10-K for December 31, 1994.

    11          Statement Re Computation of Earnings Per Share.             49

    21 Homeland Bankshares Corporation's subsidiaries are incorporated herein by reference from Item 1 of this Annual Report on Form 10-K.

    23          Consent of Deloitte & Touche LLP, independent auditors,
                to the use of their report dated January 17, 1996 on the consolidated financial statements of Homeland Bankshares Corporation as of December 31, 1995 and 1994 and for
                each of the three years in the period ended December
                31, 1995.                                                   50

    27          Financial Data Schedule                                     51