Form 10-Q
period 1996-03-31
HOMELAND BANKSHARES CORP
filed 1996-05-09
CIK 355818

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1996:

                  5,735,678 SHARES COMMON STOCK, $12.50 PAR VALUE


  PART I. FINANCIAL INFORMATION
  -----------------------------

  ITEM 1.  FINANCIAL STATEMENTS.
  ------------------------------

  HOMELAND BANKSHARES CORPORATION
  CONSOLIDATED BALANCE SHEETS
  (Unaudited)
                                                  MARCH 31,   December 31,
  (Dollars in thousands, except per share data)     1996          1995
  ----------------------------------------------------------------------
  ASSETS
  Cash and due from banks                      $   50,659     $   46,072
  Federal funds sold                               42,800         73,850
  -----------------------------------------------------------------------
  Total cash and cash equivalents                  93,459        119,922

  Securities available for sale (amortized
    cost $214,053 in 1996 and $216,565 in 1995)   214,398        217,556

  Loans
    Commercial, financial, and agricultural       180,331        178,662
    Commercial real estate                        225,363        213,957
    Consumer real estate                          315,822        318,461
    Consumer                                      135,538        133,709
  -----------------------------------------------------------------------
  Total loans                                     857,054        844,789
    Allowance for loan losses                      (9,093)        (8,603)
  -----------------------------------------------------------------------
  Net loans                                       847,961        836,186

  Premises and equipment                           24,658         24,609
  Intangible assets                                17,934         18,471
  Other assets                                     17,391         16,163
  -----------------------------------------------------------------------

  Total assets                                 $1,215,801     $1,232,907
  =======================================================================

  LIABILITIES
  Deposits
    Noninterest bearing demand                 $  114,249     $  123,902
    Interest bearing demand                       104,974        106,447
    Money market                                  168,121        174,000
    Savings                                        67,574         68,477
    Time                                          488,551        489,893
  -----------------------------------------------------------------------
  Total deposits                                  943,469        962,719

  Federal funds purchased                          62,675         70,225
  Other short-term borrowings                      15,703         15,587
  Accrued expenses and other liabilities           17,086         13,130
  Long-term borrowings                             47,141         43,925
  -----------------------------------------------------------------------

  Total liabilities                             1,086,074      1,105,586
  -----------------------------------------------------------------------

  Commitments and Contingencies (Notes 4 and 5)

  STOCKHOLDERS' EQUITY
  Common stock, $12.50 par value; 25,000,000
    shares authorized; 5,768,578 shares issued
    and outstanding (5,740,513 in 1995)            72,107         71,756
  Additional paid-in capital                          632            246
  Retained earnings                                56,771         54,697
  Net unrealized gain on securities available
  for sale, net of income taxes                       217            622
  -----------------------------------------------------------------------
  Total stockholders' equity                      129,727        127,321
  -----------------------------------------------------------------------

  Total liabilities and stockholders' equity   $1,215,801     $1,232,907
  =======================================================================

  See notes to consolidated financial statements


  HOMELAND BANKSHARES CORPORATION
  CONSOLIDATED STATEMENTS OF INCOME
  (Unaudited)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
  (Dollars in thousands, except per share data)         1996     1995
  -----------------------------------------------------------------------
  Interest income
     Loans                                           $19,009   $17,413
     Taxable securities                                2,714     3,909
     Tax-exempt securities                               448       559
     Federal funds sold                                  800       226
  -----------------------------------------------------------------------

  Total interest income                               22,971    22,107
  -----------------------------------------------------------------------

  Interest expense
     Deposits                                          8,710     8,821
     Short-term borrowings                             1,166     1,732
     Long-term borrowings                                687        44
  -----------------------------------------------------------------------

  Total interest expense                              10,563    10,597
  -----------------------------------------------------------------------

  Net interest income                                 12,408    11,510
     Provision for loan losses                           410       114
  -----------------------------------------------------------------------

  Net interest income after provision for
    loan losses                                       11,998    11,396
  -----------------------------------------------------------------------

  Noninterest income
     Data processing services                            630       650
     Trust services                                      599       535
     Student loan servicing fees                         319       264
     Deposit account service charges                     849       704
     Securities gains                                     14        28
     Other                                               660       460
  -----------------------------------------------------------------------

  Total noninterest income                             3,071     2,641
  -----------------------------------------------------------------------

  Noninterest expenses
     Personnel                                         5,075     4,593
     Occupancy                                           673       545
     Equipment                                           635       629
     Supplies                                            246       415
     Advertising and promotion                           396       560
     FDIC insurance                                      150       532
     Intangible amortization                             537       537
     Other real estate owned                               2       (52)
     Other                                             1,344     1,448
  -----------------------------------------------------------------------
  Total noninterest expenses                           9,058     9,207

  -----------------------------------------------------------------------

  Income before income taxes                           6,011     4,830

  Income tax expense                                   2,366     1,754

  -----------------------------------------------------------------------
  NET INCOME                                          $3,645     3,076
  =======================================================================

  NET INCOME PER SHARE                                $  .63   $   .54
  =======================================================================

  AVERAGE NUMBER OF SHARES OUTSTANDING             5,752,649 5,738,713
  =======================================================================

  See notes to consolidated financial statements

  HOMELAND BANKSHARES CORPORATION
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Unaudited)
                                                    THREE MONTHS ENDED
                                                        MARCH 31,
  (Dollars in thousands)                              1996      1995
  -------------------------------------------------------------------------

  OPERATING ACTIVITIES
  Net income                                     $  3,645    $  3,076
  Adjustments to reconcile net income to net
    cash provided by operating activities
     Amortization and accretion                       774         446
     Depreciation                                     491         509
     Provision for loan losses                        410         114
     Provision for deferred income taxes             (425)        263
     Net gain on securities
       Available for sale                             (14)        (21)
       Held to maturity                               ---          (7)
     Net gain on sales of other assets                (34)        (74)
     Increase in other assets                        (948)     (1,392)
     Increase in accrued expenses and other
       liabilities                                  4,381         346
  -----------------------------------------------------------------------
  Net cash provided by operating activities         8,280       3,260
  -----------------------------------------------------------------------

  INVESTING ACTIVITIES
  Proceeds from sales of securities available for
       sale                                            44         129
  Proceeds from maturities and calls of securities
    Available for sale                             18,360       9,704
    Held to maturity                                  ---      18,011
  Purchases of securities available for sale      (17,053)    (27,896)
  Net increase in loans                           (11,304)    (18,432)
  Purchases of premises and equipment                (577)       (861)
  Proceeds from sales of other assets                  89         164
  -----------------------------------------------------------------------
  Net cash used for investing activities          (10,441)    (19,181)
  -----------------------------------------------------------------------

  FINANCING ACTIVITIES
  Net decrease in deposits                        (19,250)     (4,542)
  Net increase (decrease) in federal funds
    purchase                                       (7,550)      30,800
  Net increase (decrease) in other short-term
    borrowings                                        116     (18,499)
  Proceeds from long-term borrowings                3,300         ---
  Repayments of long-term borrowings                  (84)        (75)
  Payments of cash dividends                       (1,263)     (1,205)
  Proceeds from stock options                       1,514         ---
  Purchase of common stock                         (1,085)        ---
  -----------------------------------------------------------------------
  Net cash provided by (used for) financing
    activities                                    (24,302)      6,479
  -----------------------------------------------------------------------
  Net decrease in cash and cash equivalents       (26,463)     (9,442)
  Cash and cash equivalents at beginning of
    period                                        119,922      61,392
  -----------------------------------------------------------------------
  Cash and cash equivalents at end of period     $ 93,459    $ 51,950
  =======================================================================

  SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid
    Interest                                     $ 10,956    $ 10,585
    Income taxes                                        8         ---
  Noncash investing and financing activities
    Loans transferred to foreclosed property           96          16
    Sales of foreclosed property financed by
      Homeland                                        ---          26
  =======================================================================

  See notes to consolidated financial statements

    HOMELAND BANKSHARES CORPORATION
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    THREE MONTHS ENDED MARCH 31, 1996 AND 1995
    (Unaudited)
                                                                                               NET
                                                                    ADDITIONAL              UNREALIZED
                                                          COMMON      PAID-IN   RETAINED    SECURITIES
    (Dollars in thousands, except per share data)         STOCK       CAPITAL   EARNINGS   GAIN (LOSS)    TOTAL
    -------------------------------------------------------------------------------------------------------------
    Balance at January 1, 1996                           $ 71,756    $    246     $54,697    $    622   $ 127,321
      Net income                                              ---         ---       3,645         ---       3,645
      Cash dividends - $.22 per share                         ---         ---      (1,263)        ---      (1,263)
      Common stock issued under stock option plans            814         700         ---         ---       1,514
      Common stock purchased                                 (463)       (314)       (308)        ---      (1,085)
      Net unrealized loss on securities available
        for sale                                              ---         ---         ---        (405)       (405)
    -------------------------------------------------------------------------------------------------------------
    BALANCE AT MARCH 31, 1996                            $ 72,107    $    632     $56,771    $    217   $ 129,727
    =============================================================================================================

    Balance at January 1, 1995                           $ 71,734    $    227     $46,068    $ (3,287)  $ 114,742
      Net income                                              ---         ---       3,076         ---       3,076
      Cash dividends - $.21 per share                         ---         ---      (1,205)        ---      (1,205)
      Net unrealized gain on securities available
        for sale                                              ---         ---         ---       1,542       1,542
    -------------------------------------------------------------------------------------------------------------
    Balance at March 31, 1995                            $ 71,734    $    227     $47,939    $ (1,745)  $ 118,155
    =============================================================================================================

    See notes to consolidated financial statements


  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
  (Unaudited)

  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Unaudited consolidated financial statements: The accompanying interim consolidated financial statements are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included. Certain balances previously reported have been reclassified to conform with 1996 financial statement presentation. Further information may be obtained by reference to the consolidated financial statements and accompanying footnotes included in the Homeland Bankshares Corporation ("Homeland") 1995 Annual Report on Form 10-K.

     Securities available for sale: Securities available for sale are reported at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. Securities available for sale may be sold for management of general liquidity needs, response to market interest rate fluctuations, implementation of asset-liability management strategy, funding increased loan demand, changes in securities prepayment risk, or other similar factors. Realized gains and losses on sales are computed on a specific identification basis and are shown separately as a component of noninterest income.

     Intangible assets: Goodwill and core deposit intangibles arise from net assets acquired in purchase transactions. Purchased assets and liabilities are recorded at their estimated fair values on the acquisition dates. Intangible assets are reviewed for possible impairment when events or changed circumstances may indicate that the carrying amount of the assets may not be recoverable. Goodwill is amortized on a straight-line basis over 15 years. Core deposit intangibles are amortized on a straight-line basis over an average estimated life of approximately 7 years. At March 31, 1996 and 1995, accumulated intangible amortization was $5,991,000 and $5,453,000, respectively.

     Net income per share: Net income per share calculations are based on the weighted average number of common shares outstanding, adjusted for stock splits and common stock equivalents arising from the assumed exercise of outstanding stock options.

     Recently-adopted accounting standards: Effective January 1, 1996, Homeland adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement specifies when certain long-lived assets should be reviewed for impairment and how to measure and report an impairment loss. The effect of the statement on Homeland's consolidated financial statements was not material.

     Effective January 1, 1996, Homeland adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." This statement amends SFAS No. 65 by establishing a new standard for capitalizing mortgage servicing rights. Under SFAS No. 122, the accounting principles for mortgage servicing rights are the same for mortgages originated by the servicer as for those acquired through purchase transactions. Accordingly, under the new statement, a bank would record an asset for mortgage servicing rights when it sold mortgages and retained the servicing. The effect of the statement on Homeland's consolidated financial statements was not material.

     SFAS No. 123, "Accounting for Stock-Based Compensation," was effective for Homeland beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. Homeland will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees.


  2. SECURITIES AVAILABLE FOR SALE

     REALIZED GAINS AND LOSSES                   THREE MONTHS ENDED
                                                      MARCH 31,
     (Dollars in thousands)                         1996    1995
     ----------------------------------------------------------------

     Gross realized gains                           $  14   $  28
     Gross realized losses                            ---     ---
     ----------------------------------------------------------------

     Total                                          $  14   $  28
     ================================================================


                                                                               GROSS         GROSS
                                                              AMORTIZED      UNREALIZED   UNREALIZED     FAIR
         (Dollars in thousands)                                 COST           GAINS        LOSSES      VALUE
       ---------------------------------------------------------------------------------------------------------
         U.S. Treasury                                      $   65,756     $       231    $    (326)  $   65,661
         U.S. Government agencies                               18,386             178          (77)      18,487
         U.S. Government agencies mortgage-backed               66,343             387         (566)      66,164
         Student loan participation certificates                19,447             ---          ---       19,447
         States and political subdivisions                      33,190             750         (109)      33,831
         Corporate mortgage-backed                               3,838             ---         (123)       3,715
         Other                                                   7,093             ---          ---        7,093
        --------------------------------------------------------------------------------------------------------

         BALANCE AT MARCH 31, 1996                          $  214,053     $     1,546    $  (1,201)  $  214,398
        ========================================================================================================

         U.S. Treasury                                      $   64,275     $       341    $    (328)  $   64,288
         U.S. Government agencies                               21,532             277          (38)      21,771
         U.S. Government agencies mortgage-backed               69,267             560         (459)      69,368
         Student loan participation certificates                16,708             ---          ---       16,708
         States and political subdivisions                      33,316             881         (102)      34,095
         Corporate                                                 427             ---          ---          427
         Corporate mortgage-backed                               4,047             ---         (141)       3,906
         Other                                                   6,993             ---          ---        6,993
        --------------------------------------------------------------------------------------------------------

         Balance at December 31, 1995                       $  216,565     $     2,059    $  (1,068)  $  217,556
        ========================================================================================================

  3. ALLOWANCE FOR LOAN LOSSES
                                                  THREE MONTHS ENDED
                                                      MARCH 31,
     (Dollars in thousands)                         1996      1995
     ----------------------------------------------------------------
     Balance at beginning of period                $8,603     $9,082
     Provision for loan losses                        410        114
     Loan loss recoveries                             814        103
     Loans charged off                               (734)      (442)
     ----------------------------------------------------------------

     Balance at end of period                      $9,093     $8,857
     ================================================================

        Impairment of loans has been recognized in conformity with SFAS Nos. 114 and 118. No interest income related to such loans has been recognized.

                                                    MARCH 31,  Dec. 31,
     (Dollars in thousands)                           1996       1995
     ------------------------------------------------------------------
     Balance of impaired loans                       $ 496       $  664
     Less portion for which no allowance for loan
       losses was allocated                           (---)        (---)
     ------------------------------------------------------------------
     Portion of impaired loan balance for which an
       allowance for loan losses was allocated       $ 496       $  664
     ==================================================================

     Portion of allowance for loan losses allocated
     to the impaired loan balance                    $  36       $   52
     ==================================================================

     Average investment in impaired loans during
       the period                                    $ 689       $2,057
     ==================================================================

  4. OTHER SHORT-TERM BORROWINGS

     At March 31, 1996, other short-term borrowings consisted of $10 million of advances from the Federal Home Loan Bank ("FHLB") and $5.7 million in U.S. Treasury tax depository accounts. The short-term FHLB advances were secured by certain U.S. Government securities, FHLB stock, and eligible consumer real estate loans, with a weighted average interest rate of 5.8%.

     In the normal course of business, Homeland banks have established lines of credit for overnight borrowings for the management of daily liquidity needs. At March 31, 1996, these unused lines of credit aggregated $141 million.


  5. LONG-TERM BORROWINGS

     At March 31, 1996, long-term borrowings consisted of FHLB advances to Homeland subsidiaries with an average fixed interest rate of 5.8%. The long-term advances were secured by eligible consumer real estate loans and FHLB stock and were scheduled to mature as follows:

  (Dollars in thousands)
  -----------------------------------------------------------------
  1996                                                     $   189
  1997                                                      40,486
  1998                                                         290
  1999                                                         294
  2000                                                       1,498
  Thereafter                                                 4,384
  -----------------------------------------------------------------

  Balance at end of period                                 $47,141
  =================================================================


  6. STOCKHOLDERS' EQUITY

     On March 20, 1996, the Board of Directors authorized the continuation of Homeland's common stock buyback program by approving the repurchase of up to 500,000 shares of Homeland common stock through stock market transactions until March 31, 1997. For the three months ended March 31, 1996, Homeland repurchased approximately 37,000 shares at a total cost of $1,085,000.


  ITEM 2.  MANAGEMENT'S  DISCUSSION  AND   ANALYSIS  OF  FINANCIAL  CONDITION
           AND RESULTS OF OPERATIONS.

  HOMELAND BANKSHARES CORPORATION
  FINANCIAL HIGHLIGHTS

                                                   THREE MONTHS ENDED MARCH 31,
  (Dollars in thousands, except per share data)      1996       1995   % Change
  -----------------------------------------------------------------------------

  OPERATING RESULTS
     Net interest income                           $12,408    $11,510      7.8%
     Provision for loan losses                         410        114    259.6
     Noninterest income                              3,071      2,641     16.3
     Noninterest expenses                            9,058      9,207     -1.6
     Income tax expense                              2,366      1,754     34.9
     Net income                                      3,645      3,076     18.5

  PER SHARE DATA
     Net income                                       $.63       $.54     16.7%
     Cash dividends                                    .22        .21      4.8
     Book value                                      22.49      20.59      9.2
     Market price                                    29.13      23.44     24.3

  END OF PERIOD BALANCES
     Loans                                        $857,054   $812,817      5.4%
     Deposits                                      943,469    944,818     -0.1
     Stockholders' equity                          129,727    118,155      9.8
     Total assets                                1,215,801  1,202,076      1.1
     Nonperforming assets                            5,091      5,928    -14.1

  AVERAGE BALANCES
     Loans                                        $848,523   $796,208      6.6%
     Deposits                                      941,122    949,232     -0.9
     Stockholders' equity                          128,968    115,801     11.4
     Total assets                                1,220,030  1,194,082      2.2
     Total earning assets                        1,124,917  1,096,319      2.6

  FINANCIAL RATIOS
     Return on average total assets                   1.20%      1.04%
     Return on average stockholders' equity          11.37      10.77
     Net interest margin                              4.51       4.36
     Efficiency ratio                                54.33      60.59
     Stockholders' equity to total assets            10.67       9.83
     Leverage capital ratio                           9.29       8.48


  EARNINGS ANALYSIS

  PERFORMANCE SUMMARY

     Homeland Bankshares Corporation's net earnings reached $3,645,000 for the three months ended March 31, 1996. This was a $569,000 increase over the first quarter earnings of 1995. Net earnings per share also improved to $.63 from $.54 for the first three months of 1996 and 1995, respectively. Higher net interest margin, combined with an improved efficiency ratio, boosted consolidated net income by 18.5% and per share earnings by 16.7% for the first quarter of 1996 compared to 1995.

     Return on average assets was 1.20% and 1.04% for the three months of 1996 and 1995, respectively. Return on average stockholders' equity was 11.37% and 10.77% for the same three-month periods. Homeland's relatively high equity-to-assets ratio, while providing a solid foundation for the company to operate from, has served to restrain the return on equity in recent years.

     In an effort to improve return on stockholders' equity and to reduce excess capital, Homeland announced a continuation of its common stock buyback program in March 1996, authorizing the repurchase of up to 500,000 shares of Homeland common stock through stock market transactions until March 31, 1997. Through May 1, 1996, Homeland repurchased approximately 70,000 shares at a total cost of $2,090,000.


  NET INTEREST INCOME

     Net interest income is the excess of the interest and fees received on interest earning assets over the interest expense paid on interest bearing liabilities, while taxable-equivalent net interest income includes an adjustment to ensure that interest income on taxable and nontaxable assets is comparable. Net interest income totaled $12,408,000 through March 31, 1996 and $11,510,000 for the previous year's first quarter. Taxable-equivalent net interest income was $12,624,000 and $11,784,000 for the three months ended March 31, 1996 and 1995, respectively.

     Homeland has experienced substantial growth in net interest income from a combination of earning assets growth and effective management of overall interest rate sensitivity and liquidity. During the first quarter of 1996, approximately $300,000 of interest income was recognized due to the collection of interest on loans previously charged off or on nonaccrual status.


  NET INTEREST SPREAD AND MARGIN

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
  (Taxable-equivalent basis)                         1996     1995
  ------------------------------------------------------------------

  Yield on earning assets                            8.29%    8.28%
  Rate on interest bearing liabilities               4.44     4.51
  ------------------------------------------------------------------

  NET INTEREST SPREAD                                3.85     3.77
  Noninterest bearing funds contribution              .66      .59
  ------------------------------------------------------------------

  NET INTEREST MARGIN                                4.51%    4.36%
  ==================================================================

     Net interest spread improved by 8 basis points for the first quarter of 1996, compared to the first quarter of 1995, while net interest margin improved by 15 basis points for the same period. The collection of $300,000 of interest income on troubled loans mentioned above also contributed to the net interest margin improvement. Excluding this unusual income, the net interest spread and margin for 1996 would have been 3.74% and 4.41%, respectively.


  NONINTEREST INCOME

     Total noninterest income for the first three months of 1996 improved from the same period in 1995 by $430,000, or 16.3%. Trust services revenue increased by 12.0% for the first quarter comparisons. Student loan servicing fees generated by the Homeland Student Loan Company totaled $319,000 through March 31, 1996, compared to $264,000 for the same period of 1995, a 20.8% increase. Deposit account service charges grew by 20.6% and the recognition of income generated from the sales and servicing of real estate loans was $172,000 higher for the first quarter of 1996.


  NONINTEREST EXPENSES

     Noninterest expenses declined by $149,000 for the first three months of 1996 compared to the same three months of 1995. Expenses associated with the 1995 corporate name change had boosted noninterest expenses for that quarter by approximately $365,000. Excluding those one-time expenses, total noninterest expenses increased from the first quarter of 1995 to the first quarter of 1996 by a modest 2.4%.

     Personnel costs, typically the largest component of noninterest expense, showed a $482,000 or 10% increase for the first quarter of 1996 compared to the same quarter of 1995. The majority of the increase was due to higher health insurance and other employee benefit costs during the 1996 quarter.

     The reduction in the FDIC deposit insurance premiums for commercial banks from $.23 per $100 of deposits prior to June 1, 1995 to virtually zero after January 1, 1996, contributed $382,000 to Homeland's decline in noninterest expenses in the first quarter of 1996 compared to the 1995 first quarter.

     Homeland's net noninterest expenses as a percentage of average assets was 1.97% compared to 2.23% for the three months ended March 31, 1996 and 1995, respectively. Another measure of effective management of cost control is the efficiency ratio which represents adjusted operating expenses as a percentage of noninterest income and net interest income on a fully taxable-equivalent basis. Homeland's efficiency ratio of 54% for the 1996 first quarter, improved from 1995's first quarter efficiency ratio of 61%. Systems conversions, departmental consolidations, and centralization of banking functions is an ongoing process designed to improve operating efficiencies as well as customer services.

     During 1995, Federal legislation was proposed which would have required the recapitalization of the FDIC's Savings Association Insurance Fund ("SAIF") by assessing a special one-time charge on SAIF deposits and in turn reducing subsequent SAIF deposit insurance premiums. That legislation was not passed, and there is no similar legislation proposed as of the date of this report.

  CREDIT RISK MANAGEMENT

  NONPERFORMING ASSETS AND RESTRUCTURED LOANS


                                          MARCH 31,  Dec. 31, March 31,
  (Dollars in thousands)                     1996      1995      1995
  ----------------------------------------------------------------------
  Loans past due 90 days or more (1)        $3,137     $2,766   $1,774
  Nonaccrual loans                           1,710      1,852    3,709
  Foreclosed property                          244        325      445
  ----------------------------------------------------------------------

  Total nonperforming assets                $5,091     $4,943   $5,928
  ======================================================================

  Total nonperforming assets as a percentage
  of total loans and foreclosed property       .59%       .58%     .73%
  ======================================================================

  Restructured loans                        $  299     $  307   $  347
  ======================================================================

  (1) Includes government sponsored student loans totaling $1.6 million at March 31, 1996 and December 31, 1995, and $1.0 million at March 31, 1995, for which there is minimal risk of loss.

     Expressed as a percentage of total loans and foreclosed property, nonperforming assets remained stable at .59% at March 31, 1996 from .58% at year-end 1995, and down from .73% at March 31, 1995. Homeland's asset quality is a reflection of the company's community-based banking focus and conservative lending policies.


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

     The allowance for loan losses stood at $9.1 million at March 31, 1996, representing 1.06% of total loans and 179% of nonperforming assets. The allowance at March 31, 1995, stood at 1.09% of total loans and 149% of nonperforming assets.

     Homeland's loan loss recoveries exceeded loans charged off for the first quarter by $80,000 due to the recoveries of several large commercial credits. Previous year first quarter charge offs exceeded recoveries by $339,000. The provision for loan losses was $410,000 and $114,000, respectively, for the first quarters of 1996 and 1995. The higher provision in 1996 was necessitated by loan growth during the past twelve months.


  CAPITAL RESOURCES

  CAPITAL RATIOS                                            REGULATORY
                                                       CAPITAL REQUIREMENTS
                                                    -------------------------
                                MARCH 31,  March 31,    WELL       MINIMUM
                                  1996       1995   CAPITALIZED  REQUIREMENT
  ---------------------------------------------------------------------------

  Tier I risk-based capital      14.15%     13.05%      6.00%       4.00%
  Total risk-based capital       15.27      14.16      10.00        8.00
  Leverage capital                9.29       8.48       5.00        4.00

     Banking is an extensively regulated industry. To maintain the shareholders' and customers' security, banking regulatory agencies have set forth capital requirements based upon the relative risk of different assets held by banks. Homelands' capital ratios have consistently exceeded the "well-capitalized" regulatory capital requirements for financial institutions.

     Homeland's stockholders' equity totaled $129.7 million at March 31, 1996, a 9.8% increase from March 31, 1995. Out of net income of $3.6 million during the first three months of 1996, Homeland retained $2.3 million after paying dividends to stockholders of $1.3 million. The net unrealized gain on securities available for sale, net of deferred income taxes, was $217,000 at March 31, 1996, compared to a $1,745,000 net unrealized loss at March 31, 1995. Declining market interest rates during 1995 were responsible for the securities market value improvement.

     The stockholders' equity-to-asset ratio was 10.67% at March 31, 1996 compared to 9.83% the prior year. Homeland's book values per share were $22.49 and $20.59 at March 31, 1996 and 1995, respectively. The closing market trade price of Homeland's common stock was $29.13 per share at March 31, 1996.

     Homeland had no commitments for any significant capital expenditures at March 31, 1996, and currently carries no long-term debt at the parent company.


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

     Cash and cash equivalents were provided by $8.3 million of operating activities. Investing activities used $10.4 million and financing activities used $24.3 million during the first quarter of 1996. Total cash and cash equivalents were $93.5 million at March 31, 1996, compared to $52.0 million at March 31, 1995. An increase in the amount of federal funds purchased from downstream respondent banks was largely responsible for generating the higher level of cash and cash equivalents at March 31, 1996.


  INTEREST RATE SENSITIVITY

     Interest rate sensitivity has traditionally been measured by gap analysis, which represents the difference between assets and liabilities that reprice in certain time periods. This method, while useful, has a number of limitations as it is a static point-in-time measurement and does not take into account the varying degrees of sensitivity to interest rates within the balance sheet. As shown in the following table, on a static-gap basis, the cumulative ratio of interest sensitive assets to interest sensitive liabilities in a one-year time frame was 1.13, and as a percentage of total assets was 5.71%.

     Because of inherent limitations of gap analysis, Homeland periodically uses an earnings simulation model to more realistically measure its sensitivity to changing interest rates. Management monitors the rate sensitivity and liquidity positions on an ongoing basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns.

  INTEREST RATE SENSITIVITY ANALYSIS

                                                                                MARCH 31, 1996
                                               ---------------------------------------------------------------------------------
                                                               AFTER ONE    AFTER THREE
                                                    WITHIN      THROUGH       THROUGH
                                                     ONE         THREE         TWELVE        TOTAL       AFTER ONE
    (Dollars in thousands)                          MONTH        MONTHS        MONTHS      ONE YEAR        YEAR         TOTAL
    ----------------------------------------------------------------------------------------------------------------------------
    Interest earning assets
       Federal funds sold                       $    42,800   $       ---  $        ---  $     42,800  $       ---   $    42,800
       Securities                                    24,750         8,903        50,550        84,203      130,195       214,398
       Loans                                        230,714        48,871       191,114       470,699      386,355       857,054
    ----------------------------------------------------------------------------------------------------------------------------

    Total interest earning assets                   298,264        57,774       241,664       597,702      516,550     1,114,252
    ----------------------------------------------------------------------------------------------------------------------------
    Sources of funds
       Interest bearing demand deposits(1)           20,995           ---           ---        20,995       83,979       104,974
       Money market deposits(1)                     127,064           ---           ---       127,064       41,057       168,121
       Savings deposits(1)                           13,515           ---           ---        13,515       54,059        67,574
       Time deposits                                 51,801        66,800       169,393       287,994      200,557       488,551
       Federal funds purchased                       62,675           ---           ---        62,675          ---        62,675
       Other short-term borrowings                   15,703           ---           ---        15,703          ---        15,703
       Long-term borrowings                               5           159           120           284       46,857        47,141
    ----------------------------------------------------------------------------------------------------------------------------
    Total rate sensitive liabilities                291,758        66,959       169,513       528,230      426,509       954,739
       Demand deposits, net of cash and
          due from banks                                ---           ---           ---           ---       63,590        63,590
       Other, net                                       ---           ---           ---           ---       95,923        95,923
    ----------------------------------------------------------------------------------------------------------------------------

    Total sources of funds                          291,758        66,959       169,513       528,230      586,022     1,114,252
    ----------------------------------------------------------------------------------------------------------------------------

    Interest sensitivity gap                    $     6,506   $   (9,185)  $     72,151  $     69,472  $  (69,472)   $       ---
    ============================================================================================================================
    Cumulative gap                              $     6,506   $   (2,679)  $     69,472  $     69,472
    Cumulative gap as a percentage
       of total assets                                 1.36%          .60%         5.71%         5.71%
    Cumulative ratio of interest sensitive
       assets to interest sensitive liabilities        1.02           .99          1.13          1.13
    ===========================================================================================================================

    (1)<F1> On the basis of historical studies,  deposits determined to be less sensitive  to changes in market interest rates are included in the "after one year" category.




                            PART II.  OTHER INFORMATION
                            ---------------------------


  ITEM 1.   LEGAL PROCEEDINGS.
  =======   ------------------

            Not applicable.

  ITEM 2.   CHANGES IN SECURITIES.
  =======   ---------------------

            Not applicable.

  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
  =======   -------------------------------

            Not applicable.

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  =======   ---------------------------------------------------

      (a)   The   Annual  Meeting   of  Shareholders   of  Homeland  Bankshares
            Corporation was held on April 16, 1996.

      (b) There was no solicitation in opposition to management's nominees for directors listed in Homeland's Proxy Statement dated March 19, 1996. All nominees were elected.

  ITEM 5.   OTHER INFORMATION.
  =======   -----------------

            Not applicable.

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
  =======   --------------------------------

      (a)   EXHIBITS:  Index to Exhibits - Page 16.

            Exhibit 11   Statement Re Computation of Earnings Per Share.

            Exhibit 27   Financial Data Schedule

      (b)   REPORTS ON FORM 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 1996.


                                *** SIGNATURES ***


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HOMELAND BANKSHARES CORPORATION
                                          (Registrant)



  Date  May 9, 1996              /s/ Erl A. Schmiesing
        -----------              ----------------------------------------------
                                 Erl A. Schmiesing, Chairman, President & CEO
                                 (Principal Executive Officer)


  Date  May 9, 1996              /s/ Robert S. Kahler
        -----------              ----------------------------------------------
                                 Robert S. Kahler, EVP & CFO
                                 (Principal Financial and Accounting Officer)



  ------------------------------------------------------------------------------



                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                            ---------------------------

                                 INDEX TO EXHIBITS
                           TO FORM 10-Q QUARTERLY REPORT
                          PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                           ----------------------------

                          HOMELAND BANKSHARES CORPORATION
                               229 EAST PARK AVENUE
                             WATERLOO, IOWA 50704-5300

  EXHIBIT NO.                          ITEM                                 PAGE
  -----------    -------------------------------------------------------    ----

     11          Statement Re Computation of Earnings Per Share              17

     27          Financial Data Schedule                                     18




  ------------------------------------------------------------------------------