Form 10-Q
period 1996-06-30
HOMELAND BANKSHARES CORP
filed 1996-08-02
CIK 355818

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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
                                                          Yes   X     No
                                                              ------     -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 2, 1996:

                 5,703,378 SHARES COMMON STOCK, $12.50 PAR VALUE

PART I. FINANCIAL INFORMATION
- -----------------------------

ITEM 1.  FINANCIAL STATEMENTS.
- ------------------------------

HOMELAND BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                             JUNE 30,    December 31,
(Dollars in thousands, except per share data)  1996          1995
- --------------------------------------------------------------------
ASSETS
Cash and due from banks                   $   51,618     $   46,072
Federal funds sold                            12,700         73,850
- -------------------------------------------------------------------
Total cash and cash equivalents               64,318        119,922

Securities available for sale
  (amortized cost $201,867 in 1996
  and $216,565 in 1995)                      201,361        217,556

Loans
  Commercial, financial, and agricultural    188,362        178,662
  Commercial real estate                     238,276        213,957
  Consumer real estate                       319,427        318,461
  Consumer                                   138,292        133,709
- -------------------------------------------------------------------
Total loans                                  884,357        844,789
  Allowance for loan losses                   (8,913)        (8,603)
- -------------------------------------------------------------------
Net loans                                    875,444        836,186

Premises and equipment                        24,623         24,609
Intangible assets                             17,396         18,471
Other assets                                  16,613         16,163
- -------------------------------------------------------------------

Total assets                              $1,199,755     $1,232,907
===================================================================

LIABILITIES
Deposits
  Noninterest bearing demand              $  118,638     $  123,902
  Interest bearing demand                     97,973        106,447
  Money market                               168,547        174,000
  Savings                                     65,637         68,477
  Time                                       496,732        489,893
- -------------------------------------------------------------------
Total deposits                               947,527        962,719

Federal funds purchased                       44,575         70,225
Other short-term borrowings                   19,000         15,587
Accrued expenses and other liabilities        12,169         13,130
Long-term borrowings                          46,976         43,925
- -------------------------------------------------------------------

Total liabilities                          1,070,247      1,105,586
- -------------------------------------------------------------------

Commitments and Contingencies (Notes 4 and 5)

STOCKHOLDERS' EQUITY
Common stock, $12.50 par value; 25,000,000
  shares authorized; 5,703,378 shares issued
  and outstanding (5,740,513 in 1995)         71,292         71,756
Additional paid-in capital                       ---            246
Retained earnings                             58,533         54,697
Net unrealized gain (loss) on securities
  available for sale, net of income taxes       (317)           622
- -------------------------------------------------------------------

Total stockholders' equity                   129,508        127,321
- -------------------------------------------------------------------

Total liabilities and stockholders'
  equity                                  $1,199,755     $1,232,907
===================================================================

See notes to consolidated financial statements


HOMELAND BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                    THREE MONTHS ENDED, SIX MONTHS ENDED
                                         JUNE 30,           JUNE 30,
(Dollars in thousands,
except per share data)                1996      1995       1996     1995
- ------------------------------------------------------------------------

Interest income
  Loans                             $19,252    $18,403   $38,261  $35,816
  Taxable securities                  2,635     3,846     5,349     7,755
  Tax-exempt securities                 439       516       887     1,075
  Federal funds sold                    515       137     1,315       363
- -------------------------------------------------------------------------

Total interest income                22,841    22,902    45,812    45,009
- -------------------------------------------------------------------------

Interest expense
  Deposits                            8,724     9,025    17,434    17,846
  Short-term borrowings               1,008     1,838     2,174     3,570
  Long-term borrowings                  690       207     1,377       251
- -------------------------------------------------------------------------

Total interest expense               10,422    11,070    20,985    21,667
- -------------------------------------------------------------------------

Net interest income                  12,419    11,832    24,827    23,342
  Provision for loan losses             561       269       971       383
- -------------------------------------------------------------------------

Net interest income after provision
  for loan losses                    11,858    11,563    23,856    22,959
- -------------------------------------------------------------------------

Noninterest income
  Data processing services              604       616     1,234     1,266
  Trust services                        618       623     1,217     1,158
  Student loan servicing fees           287       264       606       508
  Deposit account service charges       854       771     1,703     1,475
  Securities gains                        3         3        17        31
  Other                                 788       671     1,448     1,151
- -------------------------------------------------------------------------

Total noninterest income              3,154     2,948     6,225     5,589
- -------------------------------------------------------------------------

Noninterest expenses
  Personnel                           4,965     4,868    10,040     9,461
  Occupancy                             908       692     1,581     1,237
  Equipment                             610       562     1,245     1,191
  Supplies                              249       248       495       663
  Advertising and promotion             408       392       804       952
  FDIC insurance                        145       532       295     1,064
  Intangible amortization               538       538     1,075     1,075
  Other real estate owned               (35)      (94)      (33)     (146)
  Other                               1,290     1,503     2,634     2,951
- -------------------------------------------------------------------------

Total noninterest expenses            9,078     9,241    18,136    18,448
- -------------------------------------------------------------------------

Income before income taxes            5,934     5,270    11,945    10,100

Income tax expense                    2,246     2,036     4,612     3,790
- -------------------------------------------------------------------------

NET INCOME                           $3,688    $3,234    $7,333   $ 6,310
=========================================================================

NET INCOME PER SHARE                 $  .65    $  .56    $ 1.28   $  1.10
=========================================================================
AVERAGE NUMBER OF SHARES
  OUTSTANDING                     5,730,094 5,739,111 5,741,372 5,738,912
=========================================================================

See notes to consolidated financial statements


HOMELAND BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                  SIX MONTHS ENDED
                                                      JUNE 30,
(Dollars in thousands)                             1996       1995
- -------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                     $  7,333    $  6,310
Adjustments to reconcile net income to net
  cash provided by operating activities
   Amortization and accretion                     1,657       1,019
   Depreciation                                     987         999
   Provision for loan losses                        971         383
   Provision for deferred income taxes             (615)        592
   Net gain on securities
     Available for sale                             (17)        (21)
     Held to maturity                               ---         (10)
   Net gain on sales of other assets                (92)        (78)
   (Increase) decrease in other assets              108      (2,334)
   Decrease in accrued expenses and other
     liabilities                                   (346)     (1,858)
- -------------------------------------------------------------------
Net cash provided by operating activities         9,986       5,002
- -------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from sales of securities available
  for sale                                           44         135
Proceeds from maturities and calls of securities
  Available for sale                             39,134      24,044
  Held to maturity                                  ---      27,001
Purchases of securities
  Available for sale                            (24,523)    (38,769)
  Held to maturity                                  ---        (616)
Net increase in loans                           (40,709)    (45,582)
Purchases of premises and equipment              (1,446)     (1,140)
Proceeds from sales of other assets                 495         147
- -------------------------------------------------------------------
Net cash used for investing activities          (27,005)    (34,780)
- -------------------------------------------------------------------

FINANCING ACTIVITIES
Net decrease in deposits                        (15,192)    (16,454)
Net increase (decrease) in federal funds
  purchased                                     (25,650)     36,750
Net increase (decrease) in other short-term
  borrowings                                      3,413     (30,320)
Proceeds from long-term borrowings                3,300      40,000
Repayments of long-term borrowings                 (249)       (225)
Payments of cash dividends                       (2,583)     (2,468)
Proceeds from stock options                       1,514         ---
Purchase of common stock                         (3,138)        ---
- -------------------------------------------------------------------
Net cash provided by (used for) financing
  activities                                    (38,585)     27,283
- -------------------------------------------------------------------
Net decrease in cash and cash equivalents       (55,604)     (2,495)
Cash and cash equivalents at beginning of
  period                                        119,922      61,392
- -------------------------------------------------------------------
Cash and cash equivalents at end of period     $ 64,318    $ 58,897
===================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid
  Interest                                     $ 21,833    $ 22,050
  Income taxes                                    4,786       3,111
Noncash investing and financing activities
  Loans transferred to (from) foreclosed
    property                                        334         (32)
  Sales of foreclosed property financed by
    Homeland                                        157          56
===================================================================

See notes to consolidated financial statements

HOMELAND BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)
                                                                     NET
                                            ADDITIONAL            UNREALIZED
(Dollars in thousands,            COMMON     PAID-IN   RETAINED   SECURITIES
except per share data)             STOCK     CAPITAL   EARNINGS   GAIN (LOSS)    TOTAL
- ---------------------------------------------------------------------------------------
Balance at January 1, 1996        $71,756    $ 246     $54,697     $   622     $127,321
  Net income                          ---       ---      7,333         ---        7,333
  Cash dividends - $.45 per share     ---       ---     (2,583)        ---       (2,583)
  Common stock issued under stock
    option plans                      814       700        ---         ---        1,514
  Common stock purchased           (1,278)     (946)      (914)        ---       (3,138)
  Net unrealized loss on securities
    available for sale                ---       ---        ---        (939)        (939)
- ---------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996          $71,292     $ ---    $58,533     $  (317)    $129,508
=======================================================================================

Balance at January 1, 1995        $71,734     $ 227    $46,068     $(3,287)    $114,742
  Net income                          ---       ---      6,310         ---        6,310
  Cash dividends - $.43 per share     ---       ---     (2,468)        ---       (2,468)
  Net unrealized gain on securities
    available for sale                ---       ---        ---       3,031        3,031
- ---------------------------------------------------------------------------------------
Balance at June 30, 1995          $71,734     $ 227    $49,910     $  (256)    $121,615
=======================================================================================

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(Unaudited)

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

   Intangible assets: Goodwill and core deposit intangibles arise from net assets acquired in purchase transactions. Purchased assets and liabilities are recorded at their estimated fair values on the acquisition dates. Intangible assets are reviewed for possible impairment when events or changed circumstances may indicate that the carrying amount of the assets may not be recoverable. Goodwill is amortized on a straight-line basis over 15 years. Core deposit intangibles are amortized on a straight-line basis over an average estimated life of approximately 7 years. At June 30, 1996 and 1995, accumulated intangible amortization was $6,528,000 and $4,379,000, respectively.

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


2. SECURITIES AVAILABLE FOR SALE

   REALIZED GAINS AND LOSSES      THREE MONTHS ENDED      SIX MONTHS ENDED
                                     JUNE 30,                 JUNE 30,
   (Dollars in thousands)         1996     1995            1996    1995
   -----------------------------------------------------------------------

   Gross realized gains           $   3   $    3          $  17    $  31
   Gross realized losses            ---      ---            ---      ---
   -----------------------------------------------------------------------

   Total                          $   3   $    3          $  17    $  31
   =======================================================================



                                                          AMORTIZED      UNREALIZED    UNREALIZED   MARKET
      (Dollars in thousands)                                COST           GAINS         LOSSES     VALUE
      ------------------------------------------------------------------------------------------------------
      U.S. Treasury                                     $    57,620     $      144    $    (332)  $   57,432
      U.S. Government agencies                               18,402             96          (98)      18,400
      U.S. Government agencies mortgage-backed               64,091            333         (900)      63,524
      Student loan participation certificates                19,997            ---          ---       19,997
      States and political subdivisions                      30,008            566         (192)      30,382
      Corporate mortgage-backed                               3,581            ---         (123)       3,458
      Other                                                   8,168            ---          ---        8,168
      ------------------------------------------------------------------------------------------------------

      BALANCE AT JUNE 30, 1996                          $   201,867     $    1,139    $  (1,645)  $  201,361
      ======================================================================================================

      U.S. Treasury                                     $    64,275     $      341    $    (328)  $   64,288
      U.S. Government agencies                               21,532            277          (38)      21,771
      U.S. Government agencies mortgage-backed               69,267            560         (459)      69,368
      Student loan participation certificates                16,708            ---          ---       16,708
      States and political subdivisions                      33,316            881         (102)      34,095
      Corporate                                                 427            ---          ---          427
      Corporate mortgage-backed                               4,047            ---         (141)       3,906
      Other                                                   6,993            ---          ---        6,993
      ------------------------------------------------------------------------------------------------------

      Balance at December 31, 1995                      $   216,565     $    2,059    $  (1,068)  $  217,556
      ======================================================================================================

3.    ALLOWANCE FOR LOAN LOSSES
                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
      (Dollars in thousands)                                  1996           1995      1996             1995
      ------------------------------------------------------------------------------------------------------
      Balance at beginning of period                    $     9,093     $    8,857    $   8,603   $    9,082
      Provision for loan losses                                 561            269          971          383
      Loan loss recoveries                                      476             83        1,290          186
      Loans charged off                                      (1,217)          (259)      (1,951)        (701)
      ------------------------------------------------------------------------------------------------------

      Balance at end of period                          $     8,913     $    8,950    $   8,913   $    8,950
      ======================================================================================================

      Impairment of loans has been recognized in conformity with SFAS Nos. 114
      and 118.   No interest income related to such loans has been recognized.


                                                   JUNE 30, DEC. 31,
      (Dollars in thousands)                         1996      1995
      --------------------------------------------------------------
      Balance of impaired loans                     $ 128     $  664
      Less portion for which no allowance for loan
        losses was allocated                         (---)      (---)
      --------------------------------------------------------------
      Portion of impaired loan balance for which an
        allowance for loan losses was allocated     $ 128     $  664
      ==============================================================

      Portion of allowance for loan losses allocated
        to the impaired loan balance                $  19     $   52
      ==============================================================

      Average investment in impaired loans during
        the period                                  $ 498     $2,057
      ==============================================================


4. SHORT-TERM BORROWINGS

   At June 30, 1996, other short-term borrowings consisted of $10 million of advances from the Federal Home Loan Bank ("FHLB") and $9 million in U.S. Treasury tax depository accounts. The short-term FHLB advances were secured by certain U.S. Government securities, FHLB stock, and eligible consumer real estate loans, with a weighted average interest rate of 5.8%.

   In the normal course of business, Homeland banks have established lines of credit for overnight borrowings for the management of daily liquidity needs. At June 30, 1996, these unused lines of credit aggregated $212 million.


5. LONG-TERM BORROWINGS

   At June 30, 1996, long-term borrowings consisted of FHLB advances to Homeland subsidiaries with an average fixed interest rate of 5.8%. The long-term advances were secured by certain U.S. Government securities, eligible consumer real estate loans, and FHLB stock, and were scheduled to mature as follows:

(Dollars in thousands)
- ----------------------------------------------------------------
1996                                                     $   273
1997                                                      40,486
1998                                                         290
1999                                                         294
2000                                                       1,498
Thereafter                                                 4,135
- ----------------------------------------------------------------

Balance at end of period                                 $46,976
================================================================


6. STOCKHOLDERS' EQUITY

   On March 20, 1996, the Board of Directors authorized the continuation of Homeland's common stock buyback program by approving the repurchase of up to 500,000 shares of Homeland common stock through stock market transactions until March 31, 1997. For the six months ended June 30, 1996, Homeland repurchased approximately 102,000 shares at a total cost of $3,138,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

HOMELAND BANKSHARES CORPORATION
FINANCIAL HIGHLIGHTS
                                               THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
(Dollars in thousands, except per share data)  1996       1995     % Change     1996       1995     % Change
- ------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
   Net interest income                        $12,419    $11,832      5.0%     $24,827    $23,342      6.4%
   Provision for loan losses                      561        269    108.6          971        383    153.5
   Noninterest income                           3,154      2,948      7.0        6,225      5,589     11.4
   Noninterest expenses                         9,078      9,241     -1.8       18,136     18,448     -1.7
   Income tax expense                           2,246      2,036     10.3        4,612      3,790     21.7
   Net income                                   3,688      3,234     14.0        7,333      6,310     16.2

PER SHARE DATA
   Net income                                    $.65       $.56     16.1%       $1.28      $1.10     16.4%
   Cash dividends                                 .23        .22      4.5          .45        .43      4.7
   Book value                                   22.71      21.19      7.2        22.71      21.19      7.2
   Tangible book value                          19.66      17.79     10.5        19.66      17.79     10.5
   Market price                                 33.75      24.00     40.6        33.75      24.00     40.6%

END OF PERIOD BALANCES
   Loans                                     $884,357   $839,248      5.4%    $884,357   $839,248      5.4%
   Deposits                                   947,527    932,906      1.6      947,527    932,906      1.6
   Stockholders' equity                       129,508    121,615      6.5      129,508    121,615      6.5
   Total assets                             1,199,755  1,225,399     -2.1    1,199,755  1,225,399     -2.1
   Nonperforming assets                         3,693      6,297    -41.4        3,693      6,297    -41.4

AVERAGE BALANCES
   Loans                                     $873,994   $821,557      6.4%    $861,258   $808,953      6.5%
   Deposits                                   947,430    942,811       .5      944,276    947,926      -.4
   Stockholders' equity                       129,848    119,498      8.7      129,408    117,660     10.0
   Total assets                             1,216,874  1,208,088       .7    1,218,452  1,203,875      1.2
   Total earning assets                     1,119,529  1,111,223       .7    1,122,222  1,104,641      1.6

FINANCIAL RATIOS
   Return on average total assets                1.22%      1.07%                 1.21%      1.06%
   Return on average stockholders' equity       11.42      10.86                 11.40      10.81
   Net interest margin                           4.54       4.36                  4.53       4.36
   Efficiency ratio                             54.31      62.13                 54.32      63.20
   Stockholders' equity to total assets         10.79       9.92                 10.79       9.92
   Leverage capital ratio                        9.37       8.60                  9.37       8.60

EARNINGS ANALYSIS

PERFORMANCE SUMMARY

   Homeland Bankshares Corporation increased its net earnings by $1.0 million to reach $7.3 million for the first half of 1996 compared to the same period in 1995, representing a 16.2% increase. Net income per share also improved to $1.28 from $1.10 for the same six-month periods. Second quarter net income was 14.0% higher, improving to $3.7 million for 1996, compared to $3.2 million for 1995. Per share earnings were $.65 and $.56 for the three-month periods ended June 30, 1996 and 1995, respectively.

   Year-to-date earnings in 1996 have profited from a higher net interest margin and from improvements in operating efficiencies. Net interest margin for the first six months of 1996 was 4.53%, 17 basis points higher than the same period of 1995. Homeland's efficiency ratio has shown consistent improvement over the last several years, to 54.3% at June 30, 1996 compared to 63.2% one year ago. Increased noninterest income combined with lower noninterest expenses, partially attributable to the reduced FDIC insurance premiums, reduced the effect of an increased provision for loan losses to boost consolidated net income for 1996.

   Return on average assets was 1.21% and 1.06% for the first six months of 1996 and 1995, respectively. The return on average stockholders' equity was 11.40% and 10.81% for the same periods. The second quarter 1996 return on average assets was 1.22% with a 11.42% return on average equity. Book value per share was $22.71 with a market price of $33.75 at June 30, 1996.


NET INTEREST INCOME

   Net interest income is the excess of the interest and fees received on interest earning assets over the interest expense paid on interest bearing liabilities, while taxable-equivalent net interest income includes an adjustment to ensure that interest income on taxable and nontaxable assets is comparable. Net interest income totaled $24,827,000 through June 30, 1996 and $23,342,000 for the same period of 1995. Taxable-equivalent net interest income was $25,263,000 and $23,862,000 for the six months ended June 30, 1996 and 1995, respectively. Net interest income for the 1996 second quarter was $587,000 higher than in 1995, and $560,000 higher on a taxable-equivalent basis. Homeland has experienced growth in net interest income from a combination of earning assets growth and effective management of overall interest rate sensitivity and liquidity.


NET INTEREST SPREAD AND MARGIN

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                               JUNE 30,              JUNE 30,
(Taxable-equivalent basis)                   1996   1995            1996  1995
- --------------------------------------------------------------------------------

Yield on earning assets                     8.28%  8.36%          8.29%   8.31%
Rate on interest bearing liabilities        4.40   4.62           4.42    4.56
- --------------------------------------------------------------------------------

NET INTEREST SPREAD                         3.88   3.74           3.87    3.75
Noninterest bearing funds contribution       .66    .62            .66     .61
- --------------------------------------------------------------------------------

NET INTEREST MARGIN                         4.54%  4.36%          4.53%   4.36%
================================================================================


   Net interest spread improved by 12 basis points for the first half of 1996, compared to the first half of 1995, while net interest margin improved by 17 basis points for the same period. The higher net interest margin resulted from the growth in loan volume over the past year, combined with a reduction in the cost of funds. Net interest spread and margin for the three-month periods ended June 30, 1996 and 1995 also showed improvements of 14 basis points and 18 basis points, respectively.


NONINTEREST INCOME

   Noninterest  income was up by  $636,000 or 11.4% for  the first six months of
1996 compared to the same  period of 1995.   As a percentage of average  assets,
year-to-date noninterest income increased to 1.03% in 1996 from .94% in 1995.

   Contributing to the 1996 earnings improvement were increases of 5.1% in trust services revenue, 19.3% in student loan servicing fees, and 15.5% in deposit account service charges. Data processing service revenue showed a slight decrease from the 1995 period.

   Total noninterest income for the second quarters of 1996 and 1995 was $3,154,000 and $2,948,000, respectively, a 7.0% increase. The largest share of the higher 1996 second quarter increase was from deposit account service charge increases. Other contributing factors were higher revenue levels generated from the servicing of student loans and real estate loans.


NONINTEREST EXPENSES

   Homeland's noninterest expenses as a percentage of average assets was 2.99% compared to 3.09% for the six months ended June 30, 1996 and 1995, respectively. Total noninterest expenses declined by $312,000 for the first six months of 1996 compared to the equivalent period in 1995. Expenses associated with the 1995 corporate name change had boosted noninterest expenses for the first half of 1995 by approximately $460,000. Excluding those one-time costs, total noninterest expenses for the first half of 1996 compared to the same period of 1995 increased by less than 1%.

   Personnel costs, typically the largest component of noninterest expense, showed a $579,000 or 6.1% increase for the first six months of 1996 compared to the same period of 1995. The majority of the increase was due to higher health insurance premiums and other employee benefit costs.

   The reduction in the FDIC deposit insurance premiums for commercial banks from $.23 per $100 of deposits prior to June 1, 1995 to virtually zero after January 1, 1996, contributed $769,000 to Homeland's decline in noninterest expenses in the first half of 1996 compared to the 1995 first half.

   A common measure of effective management of cost control is the efficiency ratio which represents adjusted operating expenses as a percentage of noninterest income and net interest income on a fully taxable-equivalent basis. Homeland's efficiency ratio was 54.32% for the 1996 first half, improved from 1995's efficiency ratio of 63.20% for the same period. Systems conversions, departmental consolidations, and centralization of banking functions is an ongoing process designed to improve operating efficiencies as well as customer services.


CREDIT RISK MANAGEMENT

NONPERFORMING ASSETS AND RESTRUCTURED LOANS


                                       JUNE 30,   Dec. 31, June 30,
(Dollars in thousands)                   1996      1995      1995
- --------------------------------------------------------------------
Loans past due 90 days or more(1)       $2,444    $2,766    $2,284
Nonaccrual loans                         1,068     1,852     3,425
Foreclosed property                        181       325       588
- --------------------------------------------------------------------

Total nonperforming assets              $3,693    $4,943    $6,297
====================================================================

Total nonperforming assets as a percentage
of total loans and foreclosed property     .42%      .58%      .75%
====================================================================

Restructured loans                        $286      $307      $346
====================================================================

(1) Includes government sponsored student loans totaling $2.0 million at June 30, 1996, $2.2 million at December 31, 1995, and $1.7 million at June 30, 1995, for which there is minimal risk of loss.

   Homeland's nonperforming assets were reduced to the lowest level in the company's history, totaling .42% of total loans and foreclosed property at June 30, 1996. Total nonperforming assets were $3.7 million at June 30, 1996, compared to $6.3 million the prior year, representing a 41% improvement. Homeland's asset quality is a reflection of the company's community-based banking focus and conservative lending policies.


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

   The allowance for loan losses stood at $8.9 million at June 30, 1996, representing 1.01% of total loans and 241% of nonperforming assets. The prior year allowance stood at 1.07% of total loans and 142% of nonperforming assets.

   Net loan charge offs totaled $661,000 during the first six months of 1996. This compares to $515,000 for the equivalent period of 1995. The provisions for loan losses were $971,000 and $383,000 respectively, for the first two quarters of 1996 and 1995. The higher provision in 1996 was necessitated by loan growth during the past twelve months. Net loan charge offs and loan loss provision for the 1996 second quarter were $741,000 and $561,000, respectively.


CAPITAL RESOURCES

CAPITAL RATIOS                                         REGULATORY
                                                   CAPITAL REQUIREMENTS
                                                 ------------------------
                              JUNE 30,  June 30,     WELL      MINIMUM
                                1996     1995    CAPITALIZED  REQUIREMENT
- -------------------------------------------------------------------------
Tier I risk-based capital      13.99%   12.96%     6.00%      4.00%
Total risk-based capital       15.05    14.04     10.00       8.00
Leverage capital                9.37     8.60      5.00       4.00

   Banking is an extensively regulated industry. To maintain the shareholders' and customers' security, banking regulatory agencies have set forth capital requirements based upon the relative risk of different assets held by banks. Homelands' capital ratios have consistently exceeded the "well-capitalized" regulatory capital requirements for financial institutions.

   Homeland's stockholders' equity totaled $129.5 million at June 30, 1996, a 6.5% increase from June 30, 1995. Out of net income of $7.3 million during the first six months of 1996, Homeland retained $4.7 million after paying dividends to stockholders of $2.6 million. The net unrealized loss on securities available for sale, net of deferred income taxes, was $317,000 at June 30, 1996, compared to a $256,000 net unrealized loss at June 30, 1995.

   The stockholders' equity-to-asset ratio was 10.79% at June 30, 1996 compared to 9.92% the prior year. Homeland's book values per share were $22.71 and $21.19 at June 30, 1996 and 1995, respectively. The market trade price of Homeland's common stock was $33.75 per share at June 30, 1996.

   Homeland had no commitments for any significant capital expenditures at June 30, 1996, and currently carries no long-term debt at the parent company.


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

   Cash and cash equivalents were provided by $10.0 million of operating activities. Investing activities used $27.0 million and financing activities used $38.6 million during the first half of 1996. Total cash and cash equivalents were $64.3 million at June 30, 1996, compared to $58.9 million at June 30, 1995.


INTEREST RATE SENSITIVITY

   Interest rate sensitivity has traditionally been measured by gap analysis, which represents the difference between assets and liabilities that reprice in certain time periods. This method, while useful, has a number of limitations as it is a static point-in-time measurement and does not take into account the varying degrees of sensitivity to interest rates within the balance sheet. As shown in the table following, on a static-gap basis, the cumulative ratio of interest sensitive assets to interest sensitive liabilities in a one-year time frame was 1.05, and as a percentage of total assets was 2.17%.

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

INTEREST RATE SENSITIVITY ANALYSIS

                                                               JUNE 30, 1996
                                    ----------------------------------------------------------------------

                                                AFTER ONE  AFTER THREE
                                       WITHIN   THROUGH      THROUGH
                                         ONE     THREE       TWELVE       TOTAL     AFTER ONE
(Dollars in thousands)                  MONTH    MONTHS      MONTHS     ONE YEAR       YEAR      TOTAL
- ----------------------------------------------------------------------------------------------------------
Interest earning assets
  Federal funds sold                $   12,700  $     --- $       ---  $   12,700  $      ---  $   12,700
  Securities                            30,692     11,623      45,722      88,037     113,324     201,361
  Loans                                234,857     50,457     199,653     484,967     399,390     884,357
- ----------------------------------------------------------------------------------------------------------

Total interest earning assets          278,249     62,080     245,375     585,704     512,714   1,098,418
- ----------------------------------------------------------------------------------------------------------
Sources of funds
  Interest bearing demand deposits(1)   19,595        ---         ---      19,595      78,378      97,973
  Money market deposits(1)             125,478        ---         ---     125,478      43,069     168,547
  Savings deposits(1)                   13,127        ---         ---      13,127      52,510      65,637
  Time deposits                         53,794     56,425     187,483     297,702     199,030     496,732
  Federal funds purchased               44,575        ---         ---      44,575         ---      44,575
  Other short-term borrowings           19,000        ---         ---      19,000         ---      19,000
  Long-term borrowings                       5         10      40,119      40,134       6,842      46,976
- ---------------------------------------------------------------------------------------------------------
Total rate sensitive liabilities       275,574     56,435     227,602     559,611     379,829     939,440
  Demand deposits, net of cash and
     due from banks                        ---        ---         ---         ---      67,020      67,020
  Other, net                               ---        ---         ---         ---      91,958      91,958
- ---------------------------------------------------------------------------------------------------------

Total sources of funds                 275,574     56,435     227,602     559,611     538,807   1,098,418
- ---------------------------------------------------------------------------------------------------------

Interest sensitivity gap            $    2,675  $   5,645  $   17,773  $   26,093  $  (26,093) $      ---
=========================================================================================================
Cumulative gap                      $    2,675  $   8,320  $   26,093  $   26,093
Cumulative gap as a percentage
  of total assets                          .22%       .69%       2.17%       2.17%
Cumulative ratio of interest sensitive
  assets to interest sensitive
  liabilities                             1.01       1.03        1.05        1.05
=====================================================================================================

<F1>(1) On the basis of historical studies, deposits determined to be less sensitive to  changes  in market  interest  rates are  included  in the  "after  one year"
category.



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

         Not applicable.

ITEM 5.  OTHER INFORMATION.
=======  -----------------

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
=======  --------------------------------

    (a)  EXHIBITS:  Index to Exhibits - Page 16.

         Exhibit 11   Statement Re Computation of Earnings Per Share.

         Exhibit 27   Financial Data Schedule

    (b)  REPORTS ON FORM 8-K:

         No reports were filed on Form 8-K during the quarter ended June 30, 1996.


                               *** SIGNATURES ***


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the
undersigned  thereunto  duly   authorized.


                               HOMELAND BANKSHARES CORPORATION
                               -------------------------------
                                         (Registrant)



Date    August 2, 1996          /s/ Erl A. Schmiesing
      --------------------      ----------------------------------------------
                                Erl A. Schmiesing, Chairman, President & CEO
                                (Principal Executive Officer)


Date    August 2, 1996          /s/ Robert S. Kahler
      --------------------     -------------------------------------------------
                               Robert S. Kahler, Executive Vice President & CFO
                               (Principal Financial and Accounting Officer)


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                           ---------------------------

                                INDEX TO EXHIBITS
                          TO FORM 10-Q QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          -------------------------------

                          HOMELAND BANKSHARES CORPORATION
                              229 EAST PARK AVENUE
                            WATERLOO, IOWA 50704-5300

EXHIBIT NO.                             ITEM                                PAGE
- -----------    ---------------------------------------------------------    ----

   11          Statement Re Computation of Earnings Per Share                17

   27          Financial Data Schedule                                       18





- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------