Form 10-Q
period 1996-09-30
HOMELAND BANKSHARES CORP
filed 1996-11-04
CIK 355818

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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
                                                        Yes   X     No
                                                            ------     ------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 4, 1996:

                 5,703,378 SHARES COMMON STOCK, $12.50 PAR VALUE


PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.  FINANCIAL STATEMENTS.
------------------------------

HOMELAND BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                            SEPTEMBER 30, December 31,
(Dollars in thousands, except per share data)  1996           1995
---------------------------------------------------------------------
ASSETS
Cash and due from banks                     $   55,547     $   46,072
Federal funds sold                              17,400         73,850
---------------------------------------------------------------------
Total cash and cash equivalents                 72,947        119,922

Securities available for sale (amortized
  cost $190,889 in 1996 and $216,565
  in 1995)                                     190,759        217,556

Loans
  Commercial, financial, and agricultural      179,341        178,662
  Commercial real estate                       247,724        213,957
  Consumer real estate                         330,520        318,461
  Consumer                                     137,580        133,709
---------------------------------------------------------------------
Total loans                                    895,165        844,789
  Allowance for loan losses                     (9,278)        (8,603)
---------------------------------------------------------------------
Net loans                                      885,887        836,186

Premises and equipment                          24,506         24,609
Intangible assets                               17,102         18,471
Other assets                                    15,742         16,163
---------------------------------------------------------------------
Total assets                                $1,206,943     $1,232,907
=====================================================================

LIABILITIES
Deposits
  Noninterest bearing demand                $  121,109     $  123,902
  Interest bearing demand                      103,320        106,447
  Money market                                 166,850        174,000
  Savings                                       62,549         68,477
  Time                                         484,158        489,893
---------------------------------------------------------------------
Total deposits                                 937,986        962,719

Federal funds purchased                         26,575         70,225
Other short-term borrowings                     53,744         15,587
Accrued expenses and other liabilities          10,604         13,130
Long-term borrowings                            46,962         43,925
---------------------------------------------------------------------
Total liabilities                            1,075,871      1,105,586
---------------------------------------------------------------------

Commitments and Contingencies (Notes 4 and 5)

STOCKHOLDERS' EQUITY
Common stock, $12.50 par value; 25,000,000
  shares authorized; 5,703,378 shares issued
  and outstanding (5,740,513 in 1995)           71,292         71,756
Additional paid-in capital                         ---            246
Retained earnings                               59,863         54,697
Net unrealized gain (loss) on securities
  available for sale, net of income taxes          (83)           622
---------------------------------------------------------------------
Total stockholders' equity                     131,072        127,321
---------------------------------------------------------------------
Total liabilities and stockholders' equity  $1,206,943     $1,232,907
=====================================================================

See notes to consolidated financial statements


HOMELAND BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                    THREE MONTHS ENDED, NINE MONTHS ENDED
                                       SEPTEMBER 30,      SEPTEMBER 30,
(Dollars in thousands,
except per share data)                 1996     1995      1996     1995
-------------------------------------------------------------------------

Interest income
  Loans                             $19,695   $19,172   $57,956   $54,988
  Taxable securities                  2,605     3,640     7,954    11,395
  Tax-exempt securities                 400       481     1,287     1,556
  Federal funds sold                    211       111     1,526       474
-------------------------------------------------------------------------

Total interest income                22,911    23,404    68,723    68,413
-------------------------------------------------------------------------

Interest expense
  Deposits                            8,681     9,053    26,115    26,899
  Short-term borrowings                 970     1,643     3,144     5,213
  Long-term borrowings                  694       623     2,071       874
-------------------------------------------------------------------------

Total interest expense               10,345    11,319    31,330    32,986
-------------------------------------------------------------------------

Net interest income                  12,566    12,085    37,393    35,427
  Provision for loan losses             734       229     1,705       612
-------------------------------------------------------------------------

Net interest income after provision
  for loan losses                    11,832    11,856    35,688    34,815
-------------------------------------------------------------------------
Noninterest income
  Data processing services              575       660     1,809     1,926
  Trust services                        642       661     1,859     1,819
  Student loan servicing fees           225       285       831       793
  Deposit account service charges       891       820     2,594     2,295
  Securities gains                      ---       ---        17        31
  Other                                 651       667     2,099     1,818
-------------------------------------------------------------------------

Total noninterest income              2,984     3,093     9,209     8,682
-------------------------------------------------------------------------

Noninterest expenses
  Personnel                           4,797     4,724    14,837    14,185
  Occupancy                             736       681     2,317     1,918
  Equipment                             629       572     1,874     1,763
  Supplies                              268       255       763       918
  Advertising and promotion             384       411     1,188     1,363
  FDIC insurance                      1,833       104     2,128     1,168
  Intangible amortization               544       537     1,619     1,612
  Other real estate owned               (30)       (8)      (63)     (154)
  Other                               1,324     1,606     3,958     4,557
-------------------------------------------------------------------------

Total noninterest expenses           10,485     8,882    28,621    27,330
-------------------------------------------------------------------------

Income before income taxes            4,331     6,067    16,276    16,167

Income tax expense                    1,689     2,425     6,301     6,215
-------------------------------------------------------------------------
NET INCOME                          $ 2,642   $ 3,642   $ 9,975    $9,952
=========================================================================

NET INCOME PER SHARE                $   .46   $   .63   $  1.74    $ 1.73
=========================================================================

AVERAGE NUMBER OF SHARES
  OUTSTANDING                     5,706,590 5,747,843 5,729,777 5,741,888
=========================================================================

See notes to consolidated financial statements


HOMELAND BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
(Dollars in thousands)                            1996        1995
-------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                     $  9,975    $  9,952
Adjustments to reconcile net income to net
  cash provided by operating activities
   Amortization and accretion                     2,390       1,721
   Depreciation                                   1,509       1,484
   Provision for loan losses                      1,705         612
   Provision for deferred income taxes             (721)        663
   Net gain on securities
     Available for sale                             (17)        (21)
     Held to maturity                               ---         (10)
   Net gain on sales of other assets               (158)        (39)
   (Increase) decrease in other assets              569      (3,915)
   Decrease in accrued expenses and other
     liabilities                                 (1,805)       (906)

-------------------------------------------------------------------
Net cash provided by operating activities        13,447       9,541
-------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from sales of securities available
  for sale                                           44         142
Proceeds from maturities and calls of securities
  Available for sale                             61,135      43,543
  Held to maturity                                  ---      33,570
Purchases of securities
  Available for sale                            (33,096)    (48,948)
  Held to maturity                                  ---        (616)
Net increase in loans                           (54,640)    (62,016)
Purchases of premises and equipment              (1,921)     (1,496)
Proceeds from sales of other assets                 764       1,490

-------------------------------------------------------------------
Net cash used for investing activities          (27,714)    (34,331)
-------------------------------------------------------------------

FINANCING ACTIVITIES
Net decrease in deposits                        (24,733)     (7,126)
Net increase (decrease) in federal funds
  purchased                                     (43,650)     21,150
Net increase (decrease) in other short-term
  borrowings                                     38,157     (21,049)
Proceeds from long-term borrowings                3,300      40,300
Repayments of long-term borrowings                 (263)       (225)
Payments of cash dividends                       (3,895)     (3,731)
Proceeds from stock options                       1,514         ---
Purchase of common stock                         (3,138)        ---
-------------------------------------------------------------------
Net cash provided by (used for) financing
  activities                                    (32,708)     29,319
-------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                   (46,975)      4,529
Cash and cash equivalents at beginning of
  period                                        119,922      61,392
-------------------------------------------------------------------
Cash and cash equivalents at end of period     $ 72,947    $ 65,921
===================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid
  Interest                                     $ 32,411    $ 33,091
  Income taxes                                    7,161       4,841
Noncash investing and financing activities
  Loans transferred to foreclosed property          497       1,244
  Sales of foreclosed property financed by
    Homeland                                        170         149
===================================================================

See notes to consolidated financial statements

HOMELAND BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(Unaudited)
                                                                              NET
                                                       ADDITIONAL          UNREALIZED
(Dollars in thousands,                         COMMON   PAID-IN  RETAINED  SECURITIES
  except per share data)                       STOCK    CAPITAL  EARNINGS  GAIN (LOSS)    TOTAL
-------------------------------------------------------------------------------------------------
Balance at January 1, 1996                     $71,756  $ 246   $54,697    $    622      $127,321
  Net income                                       ---    ---     9,975         ---         9,975
  Cash dividends - $.68 per share                  ---    ---    (3,895)        ---        (3,895)
  Common stock issued under stock option plans     814    700       ---         ---         1,514
  Common stock purchased                        (1,278)  (946)     (914)        ---        (3,138)
  Net unrealized loss on securities
    available for sale                             ---    ---       ---        (705)         (705)
-------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996                  $71,292  $ ---   $59,863    $    (83)     $131,072
=================================================================================================

Balance at January 1, 1995                     $71,734  $ 227   $46,068    $ (3,287)     $114,742
  Net income                                       ---    ---     9,952         ---         9,952
  Cash dividends - $.65 per share                  ---    ---    (3,731)        ---        (3,731)
  Net unrealized gain on securities available
    for sale                                       ---    ---       ---       2,972         2,972
-------------------------------------------------------------------------------------------------
Balance at September 30, 1995                  $71,734  $ 227   $52,289    $   (315)     $123,935
=================================================================================================

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(Unaudited)

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

   Intangible assets: Goodwill and core deposit intangibles arise from net assets acquired in purchase transactions. Purchased assets and liabilities are recorded at their estimated fair values on the acquisition dates. Intangible assets are reviewed for possible impairment when events or changed circumstances may indicate that the carrying amount of the assets may not be recoverable. Goodwill is amortized on a straight-line basis over 15 years. Core deposit intangibles are amortized on a straight-line basis over an average estimated life of approximately 7 years. At September 30, 1996 and 1995, accumulated intangible amortization was $7,072,000 and $4,916,000, respectively.

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

   SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in June 1996 to be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales, from transfers that are secured borrowings. Management believes that the effect of the statement on Homeland's consolidated financial statements will not be material.


2. SECURITIES AVAILABLE FOR SALE

   REALIZED GAINS AND LOSSES
                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                    SEPTEMBER 30,          SEPTEMBER 30,
   (Dollars in thousands)         1996         1995       1996      1995
   ----------------------------------------------------------------------
   Gross realized gains          $ ---        $ ---      $  17      $  31
   Gross realized losses           ---          ---        ---        ---
   ----------------------------------------------------------------------

   Total                         $ ---        $ ---      $  17      $  31
   ======================================================================


                                            AMORTIZED  UNREALIZED  UNREALIZED     MARKET
   (Dollars in thousands)                     COST       GAINS       LOSSES       VALUE
   -------------------------------------------------------------------------------------
   U.S. Treasury                            $ 46,487    $  114     $  (217)     $ 46,384
   U.S. Government agencies                   18,404        72         (74)       18,402
   U.S. Government agencies mortgage-backed   62,768       346        (721)       62,393
   Student loan participation certificates    23,074       ---         ---        23,074
   States and political subdivisions          28,867       566        (122)       29,311
   Corporate mortgage-backed                   3,121       ---         (94)        3,027
   Other                                       8,168       ---         ---         8,168
   -------------------------------------------------------------------------------------

   BALANCE AT SEPTEMBER 30, 1996            $190,889    $1,098     $(1,228)     $190,759
   =====================================================================================

   U.S. Treasury                            $ 64,275    $  341     $  (328)     $ 64,288
   U.S. Government agencies                   21,532       277         (38)       21,771
   U.S. Government agencies mortgage-backed   69,267       560        (459)       69,368
   Student loan participation certificates    16,708       ---         ---        16,708
   States and political subdivisions          33,316       881        (102)       34,095
   Corporate                                     427       ---         ---           427
   Corporate mortgage-backed                   4,047       ---        (141)        3,906
   Other                                       6,993       ---         ---         6,993
   -------------------------------------------------------------------------------------

   Balance at December 31, 1995             $216,565    $2,059     $(1,068)     $217,556
   =====================================================================================


3. ALLOWANCE FOR LOAN LOSSES
                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                        SEPTEMBER 30,       SEPTEMBER 30,
   (Dollars in thousands)              1996      1995       1996      1995
   -------------------------------------------------------------------------
   Balance at beginning of period    $ 8,913   $ 8,950    $ 8,603   $ 9,082
   Provision for loan losses             734       229      1,705       612
   Loan loss recoveries                  579       168      1,869       354
   Loans charged off                    (948)     (393)    (2,899)   (1,094)
   -------------------------------------------------------------------------

   Balance at end of period          $ 9,278   $ 8,954    $ 9,278   $ 8,954
   =========================================================================

      Impairment of loans has been recognized in conformity with SFAS Nos. 114 and 118. No interest income related to such loans has been recognized.

                                                      SEPT. 30,     Dec. 31,
   (Dollars in thousands)                               1996          1995
   -------------------------------------------------------------------------
   Balance of impaired loans                          $ 1,522       $   664
   Less portion for which no allowance for
     loan losses was allocated                           (---)         (---)
   -------------------------------------------------------------------------
   Portion of impaired loan balance for which
     an allowance for loan losses was allocated       $ 1,522       $   664
   =========================================================================

   Portion of allowance for loan losses allocated
     to the impaired loan balance                     $    82       $    52
   =========================================================================

   Average investment in impaired loans during
     the period                                       $   413       $ 2,057
   =========================================================================


4. SHORT-TERM BORROWINGS

   At September 30, 1996, other short-term borrowings consisted of $45 million of advances from the Federal Home Loan Bank ("FHLB") and $9 million in U.S. Treasury tax depository accounts. The short-term FHLB advances were secured by certain U.S. Government securities, FHLB stock, and eligible consumer real estate loans, with a weighted average interest rate of 6.1%.

   In the normal course of business, Homeland banks have established lines of credit for overnight borrowings for the management of daily liquidity needs. At September 30, 1996, these unused lines of credit aggregated $151 million.


5. LONG-TERM BORROWINGS

   At September 30, 1996, long-term borrowings consisted of FHLB advances to Homeland subsidiaries with an average fixed interest rate of 5.8%. The long-term advances were secured by eligible consumer real estate loans and FHLB stock, and were scheduled to mature as follows:

(Dollars in thousands)

----------------------------------------------------------------
1996                                                     $   273
1997                                                      40,486
1998                                                         290
1999                                                         294
2000                                                       1,498
Thereafter                                                 4,121
----------------------------------------------------------------

Balance at end of period                                 $46,962
================================================================


6. STOCKHOLDERS' EQUITY

   On March 20, 1996, the Board of Directors authorized the continuation of Homeland's common stock buyback program by approving the repurchase of up to 500,000 shares of Homeland common stock through stock market transactions until March 31, 1997. For the nine months ended September 30, 1996, Homeland repurchased approximately 102,000 shares at a total cost of $3,138,000.

7. PENDING MERGER

   On August 30, 1996, Homeland and Magna Group, Inc. ("Magna") signed a definitive agreement for the acquisition of Homeland by Magna. Magna is a St. Louis-based community bank holding company with $5.38 billion in assets. Based on a deposit market share, Magna is the third largest banking institution in the St. Louis Metropolitan area and ranks as the 80th largest bank holding company in the nation. Under the terms of the agreement, Magna will issue 5,038,934 shares of Magna common stock and $91,966,970 in cash in exchange for all of the outstanding shares of Homeland's common stock. Each share of Homeland's common stock may be exchanged for a value in Magna common stock or cash equal to the sum of (x) the product of the value of one share of Magna common stock (as determined in the definitive agreement) multiplied by 0.8835 plus (y) $16.125. Homeland stockholders may elect to receive all Magna common stock, all cash, or a mixture of stock and cash, subject to certain limitations. The transaction is subject to the approvals of banking regulators and the stockholders of Homeland, and is expected to be completed in the first quarter of 1997.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

HOMELAND BANKSHARES CORPORATION
FINANCIAL HIGHLIGHTS
                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
Dollars in thousands,                                  SEPTEMBER 30,                    SEPTEMBER 30,
except per share data)                        1996        1995     % Change        1996        1995    % Change
----------------------------------------------------------------------------------------------------------------
OPERATING RESULTS(1)
   Net interest income                       $12,566     $12,085      4.0%        $37,393     $35,427     5.5%
   Provision for loan losses                     734         229    220.5           1,705         612   178.6
   Noninterest income                          2,984       3,093     -3.5           9,209       8,682     6.1
   Noninterest expenses                       10,485       8,882     18.0          28,621      27,330     4.7
   Income tax expense                          1,689       2,425    -30.4           6,301       6,215     1.4
   Net income                                  2,642       3,642    -27.5           9,975       9,952      .2

PER SHARE DATA(2)
   Net income                                   $.46        $.63    -27.0%          $1.74       $1.73      .6%
   Cash dividends                                .23         .22      4.5             .68         .65     4.6
   Book value                                  22.98       21.60      6.4           22.98       21.60     6.4
   Tangible book value                         19.98       18.28      9.3           19.98       18.28     9.3
   Market price                                38.00       29.75     27.7           38.00       29.75    27.7

END OF PERIOD BALANCES
   Loans                                    $895,165    $855,239      4.7%       $895,165    $855,239     4.7%
   Deposits                                  937,986     942,234      -.5         937,986     942,234     -.5
   Stockholders' equity                      131,072     123,935      5.8         131,072     123,935     5.8
   Total assets                            1,206,943   1,232,633     -2.1       1,206,943   1,232,633    -2.1
   Nonperforming assets                        3,629       5,623    -35.5           3,629       5,623   -35.5

AVERAGE BALANCES
   Loans                                    $887,921    $844,709      5.1%       $870,211    $821,003     6.0%
   Deposits                                  936,288     931,317       .5         941,594     942,329     -.1
   Stockholders' equity                      131,234     122,572      7.1         130,021     119,315     9.0
   Total assets                            1,198,010   1,218,116     -1.7       1,211,588   1,208,674      .2
   Total earning assets                    1,102,875   1,120,866     -1.6       1,115,726   1,110,110      .5

FINANCIAL RATIOS(3)
   Return on average total assets                .88%       1.19%                    1.10%       1.10%
   Return on average stockholders' equity       8.01       11.79                    10.25       11.15
   Net interest margin                          4.60        4.36                     4.55        4.36
   Efficiency ratio                            63.31       54.19                    57.32       57.71
   Stockholders' equity to total assets        10.86       10.05                    10.86       10.05
   Leverage capital ratio                       9.66        8.77                     9.66        8.77

EXCLUDING THE ONE-TIME SPECIAL SAIF ASSESSMENT OF $1,689 ($1,059 AFTER TAX):

(1) OPERATING RESULTS
    Noninterest expenses                      $8,796      $8,882     -1.0%        $26,932     $27,330    -1.5%
    Income tax expense                         2,319       2,425     -4.4           6,931       6,215    11.5
    Net income                                 3,701       3,642      1.6          11,034       9,952    10.9

(2) PER SHARE DATA
    Net income                                  $.65        $.63      3.2%          $1.93       $1.73    11.6%

(3) FINANCIAL RATIOS
    Return on average total assets              1.23%       1.19%                    1.22%       1.10%
    Return on average stockholders' equity     11.22       11.79                    11.34       11.15
    Efficiency ratio                           52.59       54.19                    53.74       57.71


EARNINGS ANALYSIS

PERFORMANCE SUMMARY

   Homeland  Bankshares  Corporation  net  earnings  totaled $9,975,000  million through the third quarter of 1996, or $1.74 per share. Net earnings for the third quarter alone were $2,642,000 million or $.46 per share. These earnings included a nonrecurring charge for a special assessment by the FDIC which was mandated by federal legislation on September 30, 1996. This legislation called for all financial institutions with deposits insured by the FDIC under the Savings Association Insurance Fund ("SAIF") to pay a special one-time assessment at the rate of approximately $0.657 per $100 on SAIF insured deposit levels as of March 31, 1995. Homeland's SAIF assessment was $1,689,000, net of an income tax benefit of $630,000, which reduced 1996 net income by $1,059,000, or $.19 per share.

   Excluding the special one-time charge, net income for the nine months of 1996 was $11,034,000 or $1.93 per share, compared to the same period of 1995 which totaled $9,952,000 or $1.73 per share. This represents a net earnings increase of 10.9% and a per share increase of 11.6%. Quarterly earnings, excluding the special SAIF assessment, reached a record high of $3,701,000 or $.65 per share, compared to 1995 third quarter net income of $3,642,000 or $.63 per share.

   Homeland's nine-month return on average assets and return on average equity were 1.22% and 11.34%, respectively, excluding the SAIF charges. Prior year returns for the same nine-month period were 1.10% and 11.15%, respectively. Return on average assets and return on average equity for the third quarter of 1996 were 1.23% and 11.22%, respectively, with the SAIF assessment excluded.

   On August 30, 1996, Homeland and Magna Group, Inc. ("Magna") signed a definitive agreement for the acquisition of Homeland by Magna. Magna is a St. Louis-based community bank holding company with $5.38 billion in assets. Based on a deposit market share, Magna is the third largest banking institution in the St. Louis Metropolitan area and ranks as the 80th largest bank holding company in the nation. Under the terms of the agreement, Magna will issue 5,038,934 shares of Magna common stock and $91,966,970 in cash in exchange for all of the outstanding shares of Homeland's common stock. Each share of Homeland's common stock may be exchanged for a value in Magna common stock or cash equal to the sum of (x) the product of the value of one share of Magna common stock (as determined in the definitive agreement) multiplied by 0.8835 plus (y) $16.125. Homeland stockholders may elect to receive all Magna common stock, all cash, or a mixture of stock and cash, subject to certain limitations. The transaction is subject to the approvals of banking regulators and the stockholders of Homeland, and is expected to be completed in the first quarter of 1997.


NET INTEREST INCOME

   Net interest income is the excess of the interest and fees received on interest earning assets over the interest expense paid on interest bearing liabilities, while taxable-equivalent net interest income includes an adjustment to ensure that interest income on taxable and nontaxable assets is comparable.

   Net interest income totaled $37,393,000 through September 30, 1996 and $35,427,000 for the same period of 1995. Taxable-equivalent net interest income was $38,028,000 and $36,183,000 for the nine months ended September 30, 1996 and 1995, respectively. Net interest income for the 1996 third quarter was $481,000 higher than in 1995, and $444,000 higher on a taxable-equivalent basis. Homeland has experienced growth in net interest income from a combination of earning assets growth and effective management of overall interest rate sensitivity and liquidity.




NET INTEREST SPREAD AND MARGIN

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,        SEPTEMBER 30,
(Taxable-equivalent basis)               1996    1995         1996    1995
------------------------------------------------------------------------------

Yield on earning assets                  8.34%   8.37%        8.30%   8.33%
Rate on interest bearing liabilities     4.40    4.63         4.41    4.58
------------------------------------------------------------------------------

NET INTEREST SPREAD                      3.94    3.74         3.89    3.75
Noninterest bearing funds contribution    .66     .62          .66     .61
------------------------------------------------------------------------------

NET INTEREST MARGIN                      4.60%   4.36%        4.55%   4.36%
==============================================================================


   Net interest spread improved by 14 basis points for the nine months of 1996, compared to the nine months of 1995, while net interest margin improved by 19 basis points for the same period. The higher net interest margin resulted from the growth in loan volume over the past year, combined with a reduction in the cost of funds. Net interest spread and margin for the three-month periods ended September 30, 1996 and 1995 also showed improvements of 20 basis points and 24 basis points, respectively.


NONINTEREST INCOME

   Noninterest income was up by $527,000 or 6.1% for the first nine months of 1996 compared to the same period of 1995. Contributing to the 1996 revenue growth were increases of 2.2% in trust services income, 4.8% in student loan servicing fees, and 13.0% in deposit account service charges. A 6.1% decline in data processing services revenue partially offset these increases in noninterest income.

   Total noninterest income for the third quarters of 1996 and 1995 was $2,984,000 and $3,093,000, respectively, a 3.5% decrease. Deposit account service charges increased by 8.7% to $891,000 from $820,000; however, declines in data processing, trust, and student loan servicing fees reduced the noninterest income.


NONINTEREST EXPENSES

   Noninterest expenses totaled $28,621,000 for the nine-month period and $10,485,000 for the third quarter of 1996. Prior year expenses for the 1995 year-to-date and third quarter were $27,330,000 and $8,882,000, respectively. Noninterest expenses in 1996 were inflated by the special one-time FDIC SAIF assessment which was recognized in the third quarter. Excluding this nonrecurring charge, noninterest expenses were $26,932,000 and $8,796,000 for the nine-month and three-month periods ended September 30, 1996.

   Personnel costs, typically the largest component of noninterest expense, showed a $652,000 or 4.6% increase for the first nine months of 1996 compared to the same period of 1995. Included in this increase were expenses of $329,000 associated with an early retirement program offered to certain eligible employees. Management estimates that the early retirement program should result in personnel cost savings of approximately $450,000 per year starting in 1997. The remainder of the increase was primarily due to higher health insurance premiums and other employee benefit costs.

   The federal enactment which mandated the assessment for SAIF insured deposits also reduced the ongoing SAIF deposit insurance rate for financial institutions from $0.230 to $0.064 per $100 beginning January 1, 1997. Management estimates that the new premium rates will reduce future deposit insurance expenses by approximately $400,000 per year starting in 1997.

   A common measure of effective management of cost control is the efficiency ratio which represents adjusted operating expenses as a percentage of noninterest income and net interest income on a fully taxable-equivalent basis. Homeland's year-to-date efficiency ratio improved to 57.32% compared to 57.71% during the same period of 1995. Excluding the SAIF expenses from the 1996 noninterest expenses, the efficiency ratio was 53.74% for the nine months and 52.59% for the quarter. Homeland continues to benefit from ongoing efforts to centralize and consolidate banking operations to offer more efficient and cost-effective customer services.


CREDIT RISK MANAGEMENT

NONPERFORMING ASSETS AND RESTRUCTURED LOANS


                                       SEPT. 30,  Dec. 31, Sept. 30,
(Dollars in thousands)                    1996      1995      1995
--------------------------------------------------------------------
Loans past due 90 days or more(1)       $  991    $2,766    $2,829
Nonaccrual loans                         2,419     1,852     2,068
Foreclosed property                        219       325       726
--------------------------------------------------------------------

Total nonperforming assets              $3,629    $4,943    $5,623
====================================================================

Total nonperforming assets as a percentage
of total loans and foreclosed property     .41%      .58%      .66%
====================================================================

Restructured loans                        $272      $307      $327
====================================================================

(1) Includes government sponsored student loans totaling $1.6 million at December 31, 1995 and September 30, 1995, for which there is minimal risk of loss.

   Homeland's nonperforming assets were reduced to .41% of total loans and foreclosed property at September 30, 1996. Total nonperforming assets were $3.6 million at September 30, 1996, compared to $5.6 million the prior year, representing a 36% improvement. Homeland has consistently maintained a quality loan portfolio, reflecting the company's community-based lending policies.

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

   The allowance  for loan losses stood  at $9.3 million at  September 30, 1996,
representing 1.04% of total loans  and 256% of nonperforming assets.   The prior
year allowance stood at 1.05% of total loans and 159% of nonperforming assets.

   Net loan charge offs totaled $1,030,000 during the first nine months of 1996. This compares to $740,000 for the equivalent period of 1995. The provisions for loan losses were $1,705,000 and $612,000, respectively, for the first three quarters of 1996 and 1995. Net loan charge offs and loan loss provision for the 1996 third quarter were $369,000 and $734,000, respectively. Despite the continued decline in nonperforming assets discussed earlier, Homeland's internal assessment of the adequacy of the allowance for loan losses indicated a need for an increased provision for loan losses in 1996.

CAPITAL RESOURCES

CAPITAL RATIOS                                                REGULATORY
                                                         CAPITAL REQUIREMENTS
                                                       -------------------------
                              SEPT. 30,    Sept. 30,      WELL         MINIMUM
                                1996         1995      CAPITALIZED   REQUIREMENT
--------------------------------------------------------------------------------

Tier I risk-based capital      13.87%       13.11%        6.00%         4.00%
Total risk-based capital       14.99        14.19        10.00          8.00
Leverage capital                9.66         8.77         5.00          4.00

   Banking is an extensively regulated industry. To maintain the shareholders' and customers' security, banking regulatory agencies have set forth capital requirements based upon the relative risk of different assets held by banks. Homelands' capital ratios have consistently exceeded the "well-capitalized" regulatory capital requirements for financial institutions.

   Homeland's stockholders' equity totaled $131.1 million at September 30, 1996, a 5.8% increase from September 30, 1995. Out of net income of $10.0 million during the first nine months of 1996, Homeland retained $6.1 million after paying dividends to stockholders of $3.9 million. The net unrealized loss on securities available for sale, net of deferred income taxes, was $83,000 at September 30, 1996, compared to a $315,000 net unrealized loss at September 30, 1995.

   The stockholders' equity-to-asset ratio was 10.86% at September 30, 1996, compared to 10.05% the prior year. Homeland's book values per share were $22.98 and $21.60 at September 30, 1996 and 1995, respectively. The closing market trade price of Homeland's common stock was $38.00 per share at September 30, 1996.

   Homeland had no commitments for any significant capital expenditures at September 30, 1996, and currently carries no long-term debt at the parent company.


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

   Cash and cash equivalents were provided by $13.4 million of operating activities. Investing activities used $27.7 million and financing activities used $32.7 million during the nine months of 1996. Total cash and cash equivalents were $72.9 million at September 30, 1996, compared to $65.9 million at September 30, 1995.



INTEREST RATE SENSITIVITY

   Interest rate sensitivity has traditionally been measured by gap analysis, which represents the difference between assets and liabilities that reprice in certain time periods. This method, while useful, has a number of limitations as it is a static point-in-time measurement and does not take into account the varying degrees of sensitivity to interest rates within the balance sheet. As shown in the table following, on a static-gap basis, the cumulative ratio of interest sensitive assets to interest sensitive liabilities in a one-year time frame was 1.07, and as a percentage of total assets was 3.34%.

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

INTEREST RATE SENSITIVITY ANALYSIS

                                                                 SEPTEMBER 30, 1996
                                           ------------------------------------------------------------
                                                   AFTER ONE  AFTER THREE
                                           WITHIN   THROUGH     THROUGH
                                             ONE     THREE      TWELVE    TOTAL    AFTER ONE
(Dollars in thousands)                      MONTH    MONTHS     MONTHS   ONE YEAR    YEAR        TOTAL
--------------------------------------------------------------------------------------------------------
Interest earning assets
  Federal funds sold                       $ 17,400  $    ---  $    ---  $ 17,400  $    ---   $   17,400
  Securities                                 39,295    11,849    52,683   103,827    86,932      190,759
  Loans                                     222,378    46,648   217,077   486,103   409,062      895,165
--------------------------------------------------------------------------------------------------------

Total interest earning assets               279,073    58,497   269,760   607,330   495,994    1,103,324
--------------------------------------------------------------------------------------------------------
Sources of funds
  Interest bearing demand deposits(1)        20,664       ---       ---    20,664    82,656      103,320
  Money market deposits(1)                  129,867       ---       ---   129,867    36,983      166,850
  Savings deposits(1)                        12,510       ---       ---    12,510    50,039       62,549
  Time deposits                              50,139    47,857   185,390   283,386   200,772      484,158
  Federal funds purchased                    26,575       ---       ---    26,575       ---       26,575
  Other short-term borrowings                43,744       ---    10,000    53,744       ---       53,744
  Long-term borrowings                            5        10    40,270    40,285     6,677       46,962
--------------------------------------------------------------------------------------------------------
Total rate sensitive liabilities            283,504    47,867   235,660   567,031   377,127      944,158
  Demand deposits, net of cash and
     due from banks                             ---       ---       ---       ---    65,562       65,562
  Other, net                                    ---       ---       ---       ---    93,604       93,604
--------------------------------------------------------------------------------------------------------

Total sources of funds                      283,504    47,867   235,660   567,031   536,293    1,103,324
--------------------------------------------------------------------------------------------------------

Interest sensitivity gap                   $ (4,431) $ 10,630  $ 34,100  $ 40,299  $(40,299)  $      ---
========================================================================================================
Cumulative gap                             $ (4,431) $  6,199  $ 40,299  $ 40,299
Cumulative gap as a percentage
  of total assets                              -.37%      .51%     3.34%     3.34%
Cumulative ratio of interest sensitive
  assets to interest sensitive liabilities      .98      1.02      1.07      1.07
========================================================================================================

<F1> (1) On the basis of historical studies, deposits determined to be less sensitive to  changes  in market  interest  rates are  included  in the  "after  one year"
category.



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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
======= --------------------------------

(a)     EXHIBITS:  Index to Exhibits - Page 17.

        Exhibit 2 Agreement and Plan of Reorganization dated August 30, 1996, between Magna Group, Inc. and Homeland Bankshares Corpora-tion is incorporated herein by reference to Exhibit 2 to the company's Current Report on Form 8-K dated August 30, 1996, and filed September 10, 1996.

        Exhibit 11 Statement Re Computation of Earnings Per Share.

        Exhibit 27 Financial Data Schedule

        Exhibit 99 Stock  Option Agreement dated  August 30, 1996, between
                   Magna Group, Inc. and Homeland Bankshares Corporation is incorporated herein by reference to Exhibit 99.1 to the company's Current Report on Form 8-K dated August 30, 1996, and filed September 10, 1996.

(b)   REPORTS ON FORM 8-K:

      Form 8-K dated August 30, 1996, was filed with the Commission on September 10, 1996, and reported the following information under "Item 5 - Other Events":

      On August 30, 1996, Homeland Bankshares Corporation ("Homeland") and Magna Group, Inc. ("Magna") entered into a definitive Agreement and Plan of Reorganization (the "Merger Agreement"), which provides, among other things, for the merger ("Merger") of Homeland with and into a newly-formed wholly-owned subsidiary of Magna.

      Under the terms of the Agreement and subject to certain adjustments as provided therein, Magna will issue 5,038,934 shares of Magna $2.00 par value common stock and $91,966,970 in cash in exchange for all of the outstanding shares of Homeland's $12.50 par value common stock. Each share of Homeland's common stock may be exchanged for approximately 1.55 shares of Magna common stock or a comparable amount in cash. Homeland stockholders may elect to receive all Magna common stock, all cash, or a mixture of stock and cash, subject to certain limitations.

      Also, on August 30, 1996, as a condition to Magna entering into the Merger Agreement, Homeland entered into a Stock Option Agreement (the "Stock Option Agreement") pursuant to which Magna was granted an option to purchase, under certain circumstances, 1,134,972 shares of Homeland common stock (19.9% of the number of such shares then outstanding), at an exercise price of $34.00 per share.

                               *** SIGNATURES ***


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HOMELAND BANKSHARES CORPORATION
                               -------------------------------
                                         (Registrant)


Date    November 4, 1996        /s/ Erl A. Schmiesing
      ---------------------     --------------------------------------------
                                Erl A. Schmiesing, Chairman, President & CEO
                                (Principal Executive Officer)


Date    November 4, 1996        /s/ Robert S. Kahler
      ---------------------     --------------------------------------------
                                Robert S. Kahler, Executive Vice President & CFO
                                (Principal Financial and Accounting Officer)



--------------------------------------------------------------------------------
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


                           ---------------------------

                                INDEX TO EXHIBITS
                          TO FORM 10-Q QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                          ----------------------------

                         HOMELAND BANKSHARES CORPORATION
                              229 EAST PARK AVENUE
                            WATERLOO, IOWA 50704-5300

EXHIBIT NO.                         ITEM                                    PAGE
-----------    ----------------------------------------------------------   ----

   2 Agreement and Plan of Reorganization dated August 30, 1996, between Magna Group, Inc. and Homeland Bankshares Corporation is incorporated herein by reference to Exhibit 2 to the company's Current Report on Form 8-K dated August 30, 1996, and filed September 10, 1996.

   11          Statement Re Computation of Earnings Per Share                18

   27          Financial Data Schedule                                       19

   99 Stock Option Agreement dated August 30, 1996, between Magna Group, Inc. and Homeland Bankshares Corporation is incorporated herein by reference to Exhibit 99.1 to the company's Current Report on Form 8-K dated August 30, 1996, and filed September 10, 1996.




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------